Form 10-Q
period 1999-06-30
VENTURE HOLDINGS CO LLC; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO
filed 1999-08-16
CIK 1088341, 916104, 916105, 916106, 916107, 916108, 916109, 916112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

For the period ended June 30, 1999

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

                        Commission File Number: 333-34475

                          VENTURE HOLDINGS COMPANY LLC
     Michigan                                                      38-3470015
                                   VEMCO, INC.
     Michigan                                                      38-2737797
                         VENTURE INDUSTRIES CORPORATION
     Michigan                                                      38-2034680
                     VENTURE MOLD & ENGINEERING CORPORATION
     Michigan                                                      38-2556799
                             VENTURE LEASING COMPANY
     Michigan                                                      38-2777356
                               VEMCO LEASING, INC.
     Michigan                                                      38-2777324
                          VENTURE HOLDINGS CORPORATION
     Michigan                                                      38-2793543
                             VENTURE SERVICE COMPANY
     Michigan                                                      38-3024165

(State or other           (Exact name of registrant as
jurisdiction of            specified in its charter)            (I.R.S. Employer
incorporation or                                                  Identification
organization)                                                     Number)

                               ------------------
                              33662 James J. Pompo
                             Fraser, Michigan 48026
    (Address, including zip code of registrants' principal executive offices)

               Registrants' telephone number, including area code:
                                 (810) 294-1500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      .  No        .
    --------        -------

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION (UNAUDITED)                                      PAGE #
                  ---------------------------------                                      ------
         Item 1.      Financial Statements

                      Consolidated Balance Sheets as of June 30, 1999,
                      December 31, 1998 and June 30, 1998                                   1

                      Consolidated  Statements of Income and Comprehensive Income
                      for the Three Months and Six Months Ended June 30, 1999
                      and 1998                                                              2

                      Consolidated  Statements of Changes in Member's Equity
                      for the Three Months and Six Months Ended June 30, 1999
                      and 1998                                                              3

                      Consolidated Statements of Cash Flows for the Six Months
                      Ended June 30, 1999 and 1998                                          4

                      Notes to Consolidated Financial Statements                            5

         Item 2.      Management's Discussion and Analysis of Results of Operations
                      and Financial Condition                                               13

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk            19


PART II.          OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K                                      20

         Signature                                                                          21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                              June 30,                            June 30,
                                                                1999            Dec. 31,            1998
ASSETS                                                      (Unaudited)           1998           (Unaudited)
------                                                      -----------           ----           -----------
CURRENT ASSETS:
        Cash and cash equivalents                           $     40,295     $          130     $     12,603
        Accounts receivable, net, includes related
        party  receivables of $65,690, $56,648 and
        $33,981 at June 30, 1999, December 31, 1998
        and June 30, 1998, respectively (Note 6)                 360,092            190,135          164,194
        Inventories (Note 3)                                     172,081             51,139           55,881
        Investments (Note 5)                                      25,875                 --               --
        Prepaid and other current assets                          49,310              8,870            8,573
                                                            ------------     --------------     ------------
                 Total current assets                            647,653            250,274          241,251

Property, Plant and Equipment, Net (Note 2)                      601,162            200,544          205,507

Intangible Assets, Net (Note 2)                                   59,398             52,022           52,958

Other Assets                                                      54,756             26,636           25,153

Deferred Tax Assets                                               16,146             11,839           13,952
                                                            ------------     --------------     ------------

Total Assets                                                $  1,379,115     $      541,315     $    538,821
                                                            ============     ==============     ============

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
        Accounts payable                                    $    203,123     $       52,351     $     58,412
        Accrued interest                                           5,816             13,387            2,851
        Accrued expenses                                          85,891             14,316           14,548
        Current portion of long-term debt                         10,502              1,565            1,835
                                                            ------------     --------------     ------------
                 Total current liabilities                       305,332             81,619           77,646

Pension Liabilities & Other                                       34,176              7,254            7,826

Deferred Tax Liabilities                                          19,859             11,955           14,175

Long Term Debt (Note 4)                                          950,819            363,374          364,339
                                                            ------------     --------------     ------------

        Total liabilities                                      1,310,186            464,202          463,986

Commitments and Contingencies                                         --                 --               --

Member's Equity:
        Member's equity                                           92,457             77,850           74,835
        Accumulated other comprehensive income -
          minimum pension liability in excess of
          unrecognized prior service cost, net of tax               (737)              (737)              --
        Accumulated other comprehensive income -
          cumulative translation adjustments                     (22,791)                --               --
                                                            ------------     --------------     ------------

Member's Equity                                                   68,929             77,113           74,835
                                                            ------------     --------------     ------------

Total Liabilities and Member's Equity                       $  1,379,115     $      541,315     $    538,821
                                                            ============     ==============     ============

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
--------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)

                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                             --------                     --------
                                                        1999          1998           1999           1998
                                                        ----          ----           ----           ----
NET SALES                                            $  273,803    $  177,979    $  439,795     $   344,591

COST OF PRODUCT SOLD                                    246,686       151,069       379,756         284,685
                                                     ----------    ----------    ----------     -----------

GROSS PROFIT                                             27,117        26,910        60,039          59,906

SELLING  GENERAL AND
  ADMINISTRATIVE EXPENSE                                 19,954        15,244        34,224          30,099

PAYMENTS TO BENEFICIARY IN
  LIEU OF TRUST DISTRIBUTIONS                                77           360            77             360
                                                     ----------    ----------    ----------     -----------

INCOME FROM OPERATIONS                                    7,086        11,306        25,738          29,447

INTEREST EXPENSE (NOTE 5)                                15,549        10,697        25,028          17,842

OTHER INCOME (NOTE 5)                                   (19,900)           --       (19,900)             --
                                                     ----------    ----------    ----------     -----------

INCOME BEFORE TAXES                                      11,437           609        20,610          11,605

TAX  (BENEFIT) PROVISION                                   (662)         (413)          405           1,052

MINORITY INTEREST                                            29            --            29              --
                                                     ----------    ----------    ----------     -----------

NET INCOME BEFORE
  EXTRAORDINARY LOSS                                     12,070         1,022        20,176          10,553

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT (Note 7)                         5,569            --         5,569              --
                                                     ----------    ----------    ----------     -----------

NET INCOME                                                6,501         1,022        14,607          10,553

OTHER COMPREHENSIVE LOSS -
  Cumulative translation adjustments                    (22,791)           --      (22,791)              --
                                                     ----------    ----------    ---------      -----------

COMPREHENSIVE (LOSS) INCOME                          $  (16,290)   $    1,022    $  (8,184)     $    10,553
                                                     ==========    ==========    =========      ===========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                               --------                    --------
                                                          1999          1998          1999          1998
                                                          ----          ----          ----          ----
MEMBER'S EQUITY, BEGINNING
 OF PERIOD                                              $  85,219     $  64,282    $  77,113     $  64,282

COMPREHENSIVE (LOSS) INCOME:

     NET INCOME                                             6,501         1,022       14,607        10,553

     OTHER COMPREHENSIVE LOSS                             (22,791)           --      (22,791)           --
                                                        ---------     ---------    ---------     ---------

COMPREHENSIVE (LOSS) INCOME                               (16,290)        1,022       (8,184)       10,553
                                                        ---------     ---------    ---------     ---------

MEMBER'S EQUITY, END
 OF PERIOD                                              $  68,929     $  65,304    $  68,929     $  74,835
                                                        =========     =========    =========     =========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                       --------
                                                                                1999             1998
                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                          $     14,607    $    10,553
        Adjustments to reconcile net income to net
          cash provided by (used in) operating activities:
             Depreciation and amortization                                        26,031         18,305
             Unrealized gain on investments                                      (19,663)            --
             Net extraordinary loss on early extinguishment of debt                5,569             --
             Change in accounts receivable                                         6,897         (2,985)
             Change in inventories                                                (4,224)        (3,264)
             Change in prepaid and other current assets                           (3,992)         2,878
             Change in other assets                                              (15,240)        (1,454)
             Change in accounts payable                                           20,333        (11,686)
             Change in accrued expenses                                              369         (8,576)
             Change in other liabilities                                           1,461         (6,455)
             Change in deferred taxes                                               (386)        (1,141)
                                                                            ------------    -----------
             Net cash provided by (used in) operating activities                  31,762         (3,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of subsidiaries, net of cash acquired                     (444,012)            --
             Capital expenditures                                                (13,177)       (15,035)
                                                                            ------------    -----------
             Net cash used in investing activities                              (457,189)       (15,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (repayments) borrowings under revolving credit agreement             (58,500)        32,500
        Net borrowings on bank debt                                                5,806             --
        Net proceeds from issuance of debt                                       650,000             --
        Debt issuance fees                                                       (26,981)            --
        Payment for early extinguishment of debt                                 (82,788)            --
        Principal payments on debt                                               (19,949)        (2,514)
                                                                            ------------    -----------
             Net cash provided by financing activities                           467,588         29,986
                                                                            ------------    -----------

             Effect of exchange rate changes on cash and cash equivalents         (1,996)            --

             NET INCREASE IN CASH                                                 40,165         11,126

CASH AT BEGINNING OF PERIOD                                                          130          1,477
                                                                            ============    ===========
CASH AT END OF PERIOD                                                       $     40,295    $    12,603
                                                                            ============    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
        Cash paid during the period for interest                            $     31,969    $    27,139
                                                                            ============    ===========
        Cash paid during the period for taxes                               $         35    $       225
                                                                            ============    ===========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.     FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated financial statements include the accounts of Venture Holdings Company LLC (hereinafter referred to as "Venture") and all of Venture's domestic and foreign subsidiaries that are wholly-owned or majority-owned (collectively referred to as the "Company"). The Company's investment in a less than majority-owned business is accounted for under the equity method. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.     ACQUISITION

       On May 28, 1999, the Company purchased Peguform GmbH ("Peguform"), a leading European supplier of high performance interior and exterior plastic modules, systems and components to European OEMs (the "Peguform Acquisition"), for approximately $463 million. The consideration paid for Peguform is subject to adjustment based upon a final audit of the financial statements of Peguform as of March 31, 1999.

       The Peguform Acquisition was accounted for as a purchase and, accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets at estimated fair market value and the operating results of Peguform have been included in the consolidated financial statements since the date of acquisition.

       The excess of the purchase price over the fair market value of the net assets acquired (goodwill) was approximately $8 million and is being amortized on a straight-line basis over 30 years.

       The financial statements as of and for the six months ended June 30, 1999 reflect the preliminary allocation of the purchase price. The final allocation of the purchase price is subject to the completion of asset valuations. Accordingly, the goodwill associated with the acquisition of Peguform may change during 1999.

       The following pro forma financial data is presented to illustrate the estimated effects of the Peguform Acquisition, as if the transaction had occurred as of the beginning of the periods presented.

                                                             Six Months Ended
                                                                 June 30,
                                                                 --------
                                                            1999         1998
                                                            ----         ----

         Net sales                                        $ 991,651    $ 926,013
         Net income before extraordinary loss                22,883       12,508
         Net income                                          17,314       18,077

3.     INVENTORIES

         Inventories included the following (in thousands):

                                                                 June 30,       Dec. 31,         June 30,
                                                                   1999           1998             1998
                                                                   ----           ----             ----
       Raw materials                                            $   56,061     $   25,169      $     38,939
       Work-in-process - manufactured parts                         17,824          2,965             2,612
       Work-in-process - tools and molds                            75,212         11,436            10,319
       Finished goods                                               22,984         11,569             4,011
                                                                ----------     ----------      ------------

       Total                                                    $  172,081     $   51,139      $     55,881
                                                                ==========     ==========      =============

4.     DEBT

         Debt consisted of the following (in thousands):

                                                                 June 30,       Dec. 31,        June 30,
                                                                   1999           1998            1998
                                                                   ----           ----            ----
       Credit agreement
           Term loan A                                          $   75,000     $       --      $       --
           Term loan B                                             200,000             --              --
           Interim term loan                                       125,000             --              --
           Revolving credit outstanding                             18,500         77,000          77,500
       Bank debt payable                                            52,582             --              --
       Senior notes payable, Due 2005
           with interest at 9.5%                                   205,000        205,000         205,000
       Senior notes payable, Due 2007
           with interest at 11.0%                                  125,000             --              --
       Senior subordinated notes payable, Due 2004
           with interest at 9.75%                                       --         78,940          78,940
       Senior subordinated notes payable, Due 2009
           with interest at 12.0%                                  125,000             --              --
       Capital leases with interest from 8.25%
           to 11.5%                                                 33,695          2,196           2,731
       Installment notes payable with
           interest from 5.85% to 11.75%                             1,544          1,803           2,003
                                                                ----------     ----------      ----------
               Total                                               961,321        364,939         366,174
       Less current portion of debt                                 10,502          1,565           1,835
                                                                ----------     ----------      ----------

       Total                                                    $  950,819     $  363,374      $  364,339
                                                                ==========     ==========      ==========

       On May 27, 1999, and in connection with the Peguform Acquisition, the Company entered into a new credit agreement, which was amended on June 4, 1999 (the "credit agreement"). The credit agreement provides for borrowings of (1) up to $175 million under a revolving credit facility, which, in addition to those matters described below, will be used for working capital and general corporate purposes; (2) $75 million under a five-year term loan A; (3) $200 million under a six-year term loan B; and
       (4) $125 million under an 18-month interim term loan. The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of June 30, 1999, the Company could have borrowed up to the maximum availability under the revolving credit facility.

       Interest rates under the credit agreement are based on the London Interbank Offer Rate ("LIBOR"), or the Alternate Base Rate ("ABR"), which is the larger of the bank's corporate base rate of interest announced from time-to-time or the federal funds rate plus 1/2% per annum, and, in the case of non-dollar denominated loans, a euro currency reference rate. Interest rates are determined by reference to the relevant interest rate option, plus an Applicable Margin (as defined) based on the Company's Consolidated Ratio of Total Debt to EBITDA. Obligations under the credit agreement are jointly and severally guaranteed by Venture's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of Venture and its domestic subsidiaries.

       On May 27, 1999, Venture issued $125 million of 11% unsecured senior notes (the "1999 Senior Notes") and $125 million of 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and, together with the 1999 Senior Notes, the "1999 Notes"). The net proceeds of the issuances of $243 million, together with borrowings under the credit agreement were used to (1) fund the cash consideration of $463 million paid in the Peguform Acquisition; (2) redeem the Company's 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest; (3) refinance amounts outstanding under previous credit agreements; (4) pay certain fees and expenses related to the Peguform Acquisition and the offering of the notes; and (5) fund working capital and other corporate purposes.

       The credit agreement, and documents governing the Company's 9 1/2% Senior Notes due 2005 (the "1997 Senior Notes") and the 1999 Notes, contain restrictive covenants relating to, among other things, cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. The Company's debt obligations contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of June 30, 1999, the Company was in compliance with all debt covenants.

       Simultaneously with the issuance of the 1999 Notes, and to reduce the Company's exposure to fluctuations in foreign exchange rates and reduce the Company's overall cost of capital, the Company entered into various financial instrument transactions. Refer to Note 5 - Derivative Financial Instruments and Risk Management.

5.     DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       In connection with the issuance of debt to finance the Peguform Acquisition, Venture has entered into various currency and interest rate swaps. Currency swaps are used to economically hedge foreign exchange exposure relating to foreign denominated assets being financed by U.S. dollar denominated debt. Currency swaps are legal agreements between Venture and a counterparty to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement at both the effective date and the maturity date of the contract. Interest rate swaps are used to minimize interest expense while maintaining the desired level of exposure to the risk of interest rate fluctuations. Venture has entered into these financial instruments to take advantage of lower interest rates in Europe and to hedge its foreign exchange risk.

       On May 27, 1999, Venture, as part of the Peguform Acquisition, entered into U.S. dollar versus Euro currency swaps with notional amounts of $205 million and $250 million which mature in 2002 and 2004, respectively. At June 30, 1999, these currency swaps had an estimated fair market value of $17.5 million. Since these contracts do not meet all of the criteria for hedge accounting, the estimated fair market value of these financial instruments is recorded as an investment on the balance sheet and the $17.5 million non-cash change in estimated fair market value for the quarter is recorded in other income on the income statement.

       Also on May 27, 1999, Venture, as part of the Peguform Acquisition, entered into interest rate swaps with notional amounts of $410 million and $500 million which mature in 2002 and 2004, respectively. Certain of the interest rate swaps with an estimated fair market value of $2.0 million do not meet all of the criteria for hedge accounting. Accordingly, the estimated fair market value of these financial instruments is recorded as an investment on the balance sheet and the $2.0 million non-cash change in estimated fair market value for the quarter is recorded in other income on the income statement. Certain other interest rate swaps do qualify for settlement accounting. The impact of these interest rate swaps was to reduce interest expense by $142 thousand in the second quarter of 1999.

6.     RELATED PARTY TRANSACTIONS

       The Company has entered into various transactions with entities that the sole beneficiary owns or controls. These transactions include leases of real estate, usage of machinery, equipment and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities, and payment and receipt of sales commissions. In addition, employees of the Company are made available to certain of these entities for services such as design, model and tool building. Since the Company operates for the benefit of the sole beneficiary, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transaction with non-affiliated persons.

       The Company provides or arranges for others to provide certain related parties with various administrative and professional services, including employee group insurance and benefit coverage, property and other insurance, financial and cash management and administrative services such as data processing. The related parties are charged fees and premiums for these services. Administrative services were allocated to the entity for which they were incurred and certain entities were charged a management fee. In connection with the above cash management services, the

       Company pays the administrative and operating expenses on behalf of certain related parties and charges them for the amounts paid which results in receivables from these related parties.

       The result of these related party transactions was a net receivable, which was included in accounts receivable as follows:

                                                                 June 30,       Dec. 31,         June 30,
                                                                   1999           1998             1998
                                                                   ----           ----             ----
       Amounts receivable                                       $   76,607     $   65,755      $    36,529
       Amounts payable                                              10,917          9,107            2,548
                                                                ----------     ----------      -----------

       Net amounts receivable                                   $   65,690     $   56,648      $    33,981
                                                                ==========     ==========      ===========

7.     EXTRAORDINARY ITEM

       In connection with the issuance of the 1999 Notes, the Company redeemed its 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest which resulted in an extraordinary loss of $5.6 million ($3.8 million prepayment penalty plus unamortized deferred financing costs of $1.8 million).

8.     GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

       Venture, as the successor to Venture Holdings Trust, and certain of its wholly-owned, domestic subsidiaries are jointly and severally liable for the 1997 Notes issued on July 9, 1997. On May 27, 1999, certain wholly-owned, domestic subsidiaries of Venture became guarantors of the 1997 Senior Notes. These guarantees are full and unconditional, joint and several. Venture issued the 1999 Notes on May 27, 1999 in connection with the Peguform Acquisition, as a result of which Venture acquired certain additional foreign subsidiaries. The 1999 Notes are guaranteed by each of Venture's wholly-owned, domestic subsidiaries. The guarantees of these wholly-owned, domestic subsidiaries are full and unconditional, joint and several.

       The following condensed consolidating financial information presents:

       (1) Condensed consolidating financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999, of (a) Venture and the guarantor subsidiaries and (b) the nonguarantor subsidiaries and (c) the Company on a consolidated basis, and

       (2) Elimination entries necessary to consolidate Venture and the guarantor subsidiaries with the nonguarantor subsidiaries.

       Condensed consolidating financial information for Venture and guarantor subsidiaries set forth below includes both the issuer subsidiaries and the guarantor subsidiaries with respect to the 1997 Senior Notes and includes all of the guarantor subsidiaries with respect to the 1999 Notes. Condensed consolidating financial information for the periods prior to June 30, 1999 are not presented because prior to May 27, 1999 the non-guarantors and the non-issuers of the 1997 Senior Notes and the non-guarantors of the 1999 Notes during those periods were inconsequential, individually and in aggregate, to the consolidated financial statements.

       The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 1999
--------------------------------------------------------------------------------

(DOLLARS IN THOUSANDS)

                                                            VENTURE
                                                          & GUARANTOR   NONGUARANTOR                   CONSOLIDATED
                                                         SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                         ------------   ------------   ------------        -----
       ASSETS
       CURRENT ASSETS:
            Cash and cash equivalents                    $     5,929    $    34,366    $        --     $     40,295
            Accounts receivable, net                         212,480        147,612             --          360,092
            Inventories                                       52,101        119,980             --          172,081
            Investments                                       19,522          6,353             --           25,875
            Prepaid and other current assets                  10,451         39,964         (1,105)          49,310
                                                         -----------     ----------    -----------     ------------
                     Total current assets                    300,483        348,275         (1,105)         647,653


       Property, Plant and Equipment, Net                    194,825        406,337             --          601,162
       Intangible Assets, Net                                 51,082          8,316             --           59,398
       Other Assets                                          519,444          4,513       (469,201)          54,756
       Deferred Tax Assets                                    11,969          4,177             --           16,146
                                                         -----------    -----------    -----------     ------------

       Total Assets                                      $ 1,077,803    $   771,618    $  (470,306)    $  1,379,115
                                                         ===========    ===========    ===========     ============

       LIABILITIES AND MEMBER'S EQUITY
       CURRENT LIABILITIES:
            Accounts payable                             $    68,005    $   135,118    $        --     $    203,123
            Accrued interest                                   5,816          1,105         (1,105)           5,816
            Accrued expenses                                  17,126         68,765             --           85,891
            Current portion of long-term debt                  5,102         11,787         (6,387)          10,502
                                                         -----------    -----------    -----------     ------------
                     Total current liabilities                96,049        216,775         (7,492)         305,332


       Pension Liabilities & Other                             5,647         28,529             --           34,176
       Deferred Tax Liabilities                               11,784          8,075             --           19,859
       Long Term Debt                                        871,249        496,103       (416,533)         950,819
                                                         -----------    -----------    -----------      -----------
            Total liabilities                                984,729        749,482       (424,025)       1,310,186

       Commitments and Contingencies                              --             --             --               --

       Member's Equity:
            Member's equity                                   93,811         44,927        (46,281)          92,457
            Accumulated other comprehensive income -
              minimum pension liability
              in excess of unrecognized prior
              service cost, net of tax                          (737)            --             --             (737)
            Accumulated other comprehensive income -
              cumulative translation
              adjustments                                         --        (22,791)            --          (22,791)
                                                         -----------    ------------   -----------     ------------

       Member's Equity                                        93,074         23,241        (46,281)          68,929
                                                         -----------    -----------    -----------     ------------

       Total Liabilities and Member's Equity             $ 1,077,803    $   771,618    $  (470,306)    $  1,379,115
                                                         ===========    ===========    ===========     ============

GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

(DOLLARS IN THOUSANDS)

                                                   VENTURE
                                                 & GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                 ------------   ------------   ------------       -----
       NET SALES                                   $  328,417        111,378             --        439,795
       COST OF PRODUCTS SOLD                          276,861        102,895             --        379,756
                                                   ----------    -----------    -----------     ----------
           GROSS PROFIT                                51,556          8,483             --         60,039
       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                       26,848          7,376             --         34,224
       PAYMENTS TO BENEFICIARY IN LIEU OF TAXES            77             --             --             77
                                                   ----------    -----------    -----------     ----------
           INCOME FROM OPERATIONS                      24,631          1,107             --         25,738
       INTEREST EXPENSE                                24,206          1,927         (1,105)        25,028
       OTHER EXPENSE (INCOME)                         (21,249)           244          1,105        (19,900)
                                                   ----------    -----------    -----------     ----------
           INCOME BEFORE TAXES                         21,674         (1,064)            --         20,610
       TAX PROVISION                                      144            261             --            405
       MINORITY INTEREST                                   --             29             --             29
                                                   ----------    -----------    -----------     ----------
           NET INCOME BEFORE EXTRAORDINARY
            LOSS                                       21,530         (1,354)            --         20,176
       EXTRAORDINARY LOSS ON EARLY
         EXTINGUISHMENT OF DEBT                         5,569             --             --          5,569
                                                   ----------    -----------    -----------     ----------
           NET INCOME (LOSS)                       $   15,961         (1,354)            --         14,607
                                                   ==========    ===========    ===========     ==========

GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

(DOLLARS IN THOUSANDS)

                                                  VENTURE
                                                & GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                                SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                ------------   ------------   ------------       -----
       NET SALES                                 $  162,425        111,378             --        273,803
       COST OF PRODUCTS SOLD                        143,791        102,895             --        246,686
                                                 ----------    -----------    -----------     ----------
            GROSS PROFIT                             18,634          8,483             --         27,117
       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                     12,578          7,376             --         19,954
       PAYMENTS TO BENEFICIARY IN LIEU OF TAXES          77             --             --             77
                                                 ----------    -----------    -----------     ----------
            INCOME FROM OPERATIONS                    5,979          1,107             --          7,086
       INTEREST EXPENSE                              14,727          1,927         (1,105)        15,549
       OTHER EXPENSE (INCOME)                       (21,249)           244          1,105        (19,900)
                                                 ----------    -----------    -----------     ----------
            INCOME BEFORE TAXES                      12,501         (1,064)            --         11,437
       TAX  (BENEFIT) PROVISION                        (923)           261             --           (662)
       MINORITY INTEREST                                 --             29             --             29
                                                 ----------    -----------    -----------     ----------
            NET INCOME BEFORE EXTRAORDINARY
              LOSS                                   13,424         (1,354)            --         12,070
       EXTRAORDINARY LOSS ON EARLY
         EXTINGUISHMENT OF DEBT                       5,569             --             --          5,569
                                                 ----------    -----------    -----------     ----------
            NET INCOME (LOSS)                    $    7,855         (1,354)            --          6,501
                                                 ==========    ===========    ===========     ==========

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

(DOLLARS IN THOUSANDS)

                                                                  VENTURE
                                                                & GUARANTOR   NONGUARANTOR                  CONSOLIDATED
                                                               SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                               ------------   ------------   ------------       -----
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                         $  15,961     $    (1,354)   $        --     $   14,607
            Adjustments to reconcile net income to net
              cash provided by (used in) operating
              activities:
                Depreciation and amortization                     21,540           4,491             --         26,031
                Unrealized gain on investments                   (19,522)           (141)            --        (19,663)
                Net extraordinary loss on early
                 extinguishment of debt                            5,569              --             --          5,569
                Change in accounts receivable                    (22,612)         29,509             --          6,897
                Change in inventories                               (962)         (3,262)            --         (4,224)
                Change in  prepaid and other current
                 assets                                           (2,095)         (1,897)            --         (3,992)
                Change in other assets                           (11,309)         (3,931)            --        (15,240)
                Change in accounts payable                        15,654           4,679             --         20,333
                Change in accrued expenses                        (4,762)          5,131             --            369
                Change in pension liabilities and other           (1,606)          3,067             --          1,461
                Change in deferred taxes                             214            (600)            --           (386)
                                                               ---------     -----------    -----------     ----------
                Net cash provided by (used in)
                  operating activities                            (3,930)         35,692             --         31,762

       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of subsidiaries, net of cash acquired      (462,814)         18,802             --       (444,012)
            Capital expenditures                                  (8,040)         (5,137)            --        (13,177)
                                                               ---------     -----------    -----------     ----------
            Net cash used in investing activities               (480,583)         13,665             --       (467,588)


       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net repayments underrevolving credit facility        (58,500)             --             --        (58,500)
            Net borrowings on bank debt                               --           5,806             --          5,806
            Net proceeds from issuance of debt                   650,000              --             --        650,000
            Debt issuance fees                                   (26,981)             --             --        (26,981)
            Payment for early extinguishment of debt             (82,788)             --             --        (82,788)
            Principal payments on debt                            (1,148)        (18,801)            --        (19,949)
                                                               ---------     -----------    -----------     ----------
            Net cash (used in) provided by
              financing activities                               480,583         (12,995)            --        467,588

       Effect of exchange rate changes on cash and cash
         equivalents                                                  --          (1,996)            --         (1,996)


                NET INCREASE IN CASH                               5,799          34,366             --         40,165

       CASH AT BEGINNING OF PERIOD                                   130              --             --            130
                                                               ---------     -----------    -----------     ----------
       CASH AT END OF PERIOD                                   $   5,929     $    34,366             --         40,295
                                                               =========     ===========    ===========     ==========

       SUPPLEMENTAL CASH FLOW INFORMATION
            Cash paid during the period for interest           $  31,969     $        --             --     $   31,969
                                                               =========     ===========    ===========     ==========

            Cash paid during the period for taxes              $      35     $        --             --     $       35
                                                               =========     ===========    ===========     ==========

9.     SEGMENT REPORTING

       Prior to the Peguform Acquisition on May 28, 1999, the Company was organized and operated in one reporting segment. As a result of the Peguform Acquisition, the Company is organized and managed based primarily on geographic markets served. Under this organizational structure, the Company's operating segments have been segregated into two reportable segments: North America and Europe. The following table presents net sales and other financial information by business segment for the six months ended June 30, 1999 (in thousands):

                                                 INCOME (LOSS)        NET          TOTAL
                                   NET SALES    FROM OPERATIONS  INCOME (LOSS)     ASSETS
                                   ---------    ---------------  -------------     ------
       NORTH AMERICA (Venture)     $  328,417           24,631    $    15,961       607,497
       EUROPE (Peguform)              111,378            1,107         (1,354)      771,618
                                   ----------     ------------    -----------     ---------

             TOTAL                    439,795           25,738         14,607     1,379,115
                                   ==========     ============    ===========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following management's discussion and analysis of results of operations and financial condition ("MD&A") should be read in conjunction with the MD&A included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth, for the periods indicated, the Company's consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes.

                                                           Three months ended          Six months ended
                                                                June 30,                   June 30,
                                                            1999         1998         1999         1998
                                                            ----         ----         ----         ----
Net sales                                                 100.0    %   100.0    %    100.0   %    100.0   %
Cost of products sold                                      90.1         84.8          86.3         82.5
                                                        --------      -------      --------     --------
Gross profit                                                9.9         15.2          13.7         17.5
Selling, general and administrative expense                 7.3          8.6           7.8          8.7
Payments to beneficiary in lieu of trust distributions      0.0          0.2           0.0          0.2
                                                        --------      -------      --------     --------
Income from operations                                      2.6          6.4           5.9          8.6
Interest expense                                            5.7          6.0           5.7          5.2
Other income                                              (7.3)          0.0         (4.5)          0.0
                                                        --------      -------      --------     --------
Income before taxes                                         4.2          0.4           4.7          3.4
Tax (benefit) provision                                   (0.2)        (0.2)           0.1          0.3
Minority interest                                           0.0          0.0           0.0          0.0
                                                        --------      -------      --------     --------
Net income before extraordinary loss                        4.4          0.6           4.6          3.1
Extraordinary loss on early extinguishment of debt          2.0          0.0           1.3          0.0
                                                        --------      -------      --------     --------
Net income                                                  2.4    %     0.6    %      3.3   %      3.1   %
                                                        ========      =======      ========     ========

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET SALES. Net sales for the second quarter of 1999 increased $95.8 million, or 53.8%, from the second quarter of 1998. This increase was largely due to the addition of Peguform's sales during the month of June. Domestically, sales decreased $15.6 million, or 8.7%, due primarily to lower tooling sales as compared to the comparable period in the prior year. Net sales for the quarter were also reduced by a $3.0 million retroactive sales price reduction negotiated with a major customer. This customer has awarded the Company with a significant New Program (described below) with production scheduled to begin in 2001.

GROSS PROFIT. Gross profit for the second quarter of 1999 increased $0.2 million to $27.1 million compared to $26.9 million for the second quarter of 1998. As a percentage of net sales, gross profit decreased to 9.9% for the second quarter of 1999 from 15.2% for the second quarter of 1998. The decrease was largely due to the contribution of Peguform's lower margin business being included in the consolidated sales for the month of June. The 7.6% gross profit margin on Peguform's sales was further reduced by approximately $1.0 million because only the value added to the acquired inventory subsequent to the acquisition date could be recognized in gross profit. Domestically, the gross profit margin decreased to 11.5% for the second quarter of 1999 from 15.2% in the second quarter of 1998, primarily due to a decrease in tooling sales, which generally account for higher margins than sales of components. Gross margin was also reduced by a $3.0 million retroactive sales price reduction negotiated with a major customer in return for substantial program opportunities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the second quarter of 1999 increased $4.7 million, or 30.9%, to $20.0 million compared to $15.2 million for the second quarter of 1998. As a percentage of net sales, selling, general and administrative expense decreased to 7.3% for the second quarter of 1999 as compared to 8.6% for the second quarter of 1998. The decrease is primarily attributable to the impact of Peguform's lower selling, general and administrative expense as a percentage of net sales, relative to Venture's, being included in the operating results for the month of June.

INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the second quarter of 1999 decreased $4.2 million, or 37.2%, to $7.1 million, compared to $11.3 million for the second quarter of 1998. As a percentage of net sales, income from operations decreased to 2.6% for the second quarter of 1999 from 6.4% for the second quarter of 1998.

INTEREST EXPENSE. Second quarter interest expense increased $4.9 million, or 45.4%, to $15.5 million in 1999 as compared to 1998. The increase is the result of the increased debt associated with the Peguform Acquisition partially offset by a reduced overall cost of capital under the new capital structure, after consideration of interest rate swaps.

OTHER INCOME. Other income is primarily comprised of $19.5 million non-cash, mark-to-market adjustments on various currency and interest rate swaps entered into during the quarter to economically hedge the Company's exposure to foreign exchange and interest rate risk associated with the Peguform Acquisition. These cross currency and interest rate swaps serve to reduce the overall cost of capital of the Company, while also providing an economic hedge to fluctuations in foreign exchange rates.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. In connection with the issuance of the 1999 Notes, the Company redeemed its 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest which resulted in an extraordinary loss of $5.6 million ($3.8 million prepayment penalty plus unamortized deferred financing costs of $1.8 million).

NET INCOME. Due to the foregoing, net income for the second quarter of 1999 increased $5.5 million to $6.5 million compared to $1.0 million for the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

NET SALES. Net sales for the first six months of 1999 increased $95.2 million, or 27.6%, from the first six months of 1998. This increase was largely due to the addition of Peguform's sales during the month of June. Domestically, sales decreased $16.2 million, or 4.7%, due primarily to lower tooling sales as compared to the comparable period in the prior year. Net sales for the period were also reduced by a $3.0 million sales price reduction negotiated with a major customer. This customer has awarded the Company with a significant New Program (described below) with production scheduled to begin in 2001.

GROSS PROFIT. Gross profit for the first six months of 1999 increased $0.1 million to $60.0 million compared to $59.9 million for the first six months of 1998. As a percentage of net sales, gross profit decreased to 13.7% for the first six months of 1999 from 17.5% for the first six months of 1998. The decrease was largely due to the contribution of Peguform's lower margin business being included in the consolidated sales for the month of June. The 7.6% gross profit margin on Peguform's sales was further reduced by approximately $1.0 million because only value added to the acquired inventory subsequent to the acquisition date could be recognized in gross profit. Domestically, the gross profit margin decreased to 15.7% for the first six months of 1999 from 17.5% in the first six months of 1998 primarily due to a decrease in tooling sales, which generally account for higher margins than sales of components. Gross margin was also reduced by a $3.0 million retroactive sales price reduction negotiated with a major customer in return for substantial program opportunities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the first six months of 1999 increased $4.1 million, or 13.7%, to $34.2 million compared to $30.1 million for the first six months of 1998. As a percentage of net sales, selling, general and administrative expense decreased to 7.8% for the second quarter of 1999 as compared to 8.7% for the first six months of 1998. The decrease is attributable to the impact of Peguform's lower selling, general and administrative expense as a percentage of net sales, relative to Venture's, being included in the operating results for the month of June.

INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the first six months of 1999 decreased $3.7 million, or 12.6%, to $25.7 million, compared to $29.4 million for the first six months of 1998. As a percentage of net sales, income from operations decreased to 5.9% for the first six months of 1999 from 8.6% for the first six months of 1998.

INTEREST EXPENSE. Interest expense for the first six months of 1999 increased $7.2 million, or 40.3%, to $25.0 million in 1999 as compared to 1998. The increase is the result of the increased debt associated with the Peguform Acquisition partially offset by a reduced overall cost of capital under the new capital structure, after consideration of interest rate swaps.

OTHER INCOME. Other income is primarily comprised of $19.5 million non-cash, mark-to-market adjustments on various currency and interest rate swaps entered into during the second quarter of 1999 to economically hedge the Company's exposure to foreign exchange and interest rate risk associated with the

Peguform Acquisition. These cross currency and interest rate swaps serve to reduce the overall cost of capital of the Company, while also providing an economic hedge to fluctuations in foreign exchange rates.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. In connection with the issuance of the 1999 Notes, the Company redeemed its 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest which resulted in an extraordinary loss of $5.6 million ($3.8 million prepayment penalty plus unamortized deferred financing costs of $1.8 million).

NET INCOME. Due to the foregoing, net income for the first six months of 1999 increased $4.1 million to $14.6 million compared to $10.6 million for the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

The Company's consolidated working capital was $342.3 million at June 30, 1999 compared to $163.6 million at June 30, 1998, an increase of $178.7 million. The Company's working capital ratio decreased to 2.12x at June 30, 1999 from 3.11x at June 30, 1998. The decrease is due to an increase in current liabilities, primarily accounts payable and accrued expense not offset by a like increase in current assets as a result of the Peguform Acquisition. Net cash provided by operating activities was $31.8 million for the six months ended June 30, 1999 compared to net cash used of $3.8 million for the same period in 1998. The increase in cash provided by operations is due primarily to a reduction in the net increase in accounts receivable and a net increase in liabilities.

Capital expenditures were $13.2 million for the six months ended June 30, 1999 compared to $15.0 million for the same period in 1998. The Company continues to upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment.

In the ordinary course of business, the Company seeks additional business with existing and new customers. The Company continues to compete for the right to supply new components which could be material to the Company and require substantial capital investment in machinery, equipment, tooling and facilities. As of the date hereof, however, the Company has no formal commitments with respect to any other such material business, other than business acquired as a consequence of the Peguform Acquisition and except as noted below.

The Company has just been awarded a letter of intent for a significant new program for one of its major customers (the "new program") with projected annual revenues of approximately $100 million, with production scheduled to start in late 2001. As a result, of this award the Company may be required to make aggregate capital expenditures in the range of $40.0 million to $80.0 million payable over the next several years in addition to its normal capital expenditures. The size and scope of the expenditures associated with the New Program are still being defined.

Net cash provided by financing activities was $467.6 million for the six months ended June 30, 1999 compared to $30.0 million for the same period in 1998. The fluctuation primarily relates to the refinancing of certain existing debt and the issuance of new debt to make the Peguform acquisition

The aggregate purchase price of the Peguform Acquisition was approximately DEM 850 million (approximately $463 million), subject to post-closing adjustments. In addition, the Company had $28.8 million of fees and expenses. The Company is still conducting a review of the post-closing adjustments associated with the Peguform Acquisition and does not know how this will be concluded, however the Company does not expect this to have a material impact on it operations or cash flows.

In connection with the Peguform Acquisition, the Company entered into an amended and restated credit agreement (the "New Credit Agreement"). The New Credit Agreement provides for borrowings of (1) up to $175.0 million under a revolving credit facility, which, in addition to those matters described below, will be used for working capital and general corporate purposes; (2) $75.0 million under a five-year term loan A; (3) $200.0 million under a six-year term loan B and (4) $125 million under an 18 month interim term loan. The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175.0 million less the amount of any letter of credit issued against the New Credit Agreement. At June 30, 1999 the Company had $18.5 million outstanding with $156.5 million still available under the revolving credit facility. The New Credit Agreement and each of the indentures for the Company's 9 1/2% Senior Notes due 2005 (the 1997 "Senior 1997 Notes"), 11% Senior Notes due 2007 (the "1999 Senior Notes"). and 12% Senior Subordinated Notes due 2009 (the "1999 Senior Subordinated Notes") contain various restrictive covenants that require the Company to maintain, among other things, stipulated financial ratios. As of June 30, 1999, the Company was in compliance with all such covenants.

At June 30, 1999 the Company's interest rates under the New Credit Agreement are based on the London Interbank Offer Rate ("LIBOR"), or an Alternate Base Rate ("ABR"), which is the larger of the bank's corporate base rate of interest announced from time-to-time or the federal funds rate plus 1/2% per annum, and, in the case of non-dollar denominated loans, a Euro currency reference rate. Interest rates will be determined by reference to the relevant interest rate option, plus an Applicable Margin (as defined) based on the Company's Consolidated Ratio of Total Debt to EBITDA. Obligations under the New Credit Agreement are jointly and severally guaranteed by the Company's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of the Company and its domestic subsidiaries. The New Credit Agreement became effective May 27, 1999 contemporaneously with the completion of the Peguform Acquisition and was amended on June 4, 1999.

In addition, we issued $125.0 million of our 1999 Senior Notes due 2007 and $125.0 million of our 1999 Senior Subordinated Notes (collectively, the "1999 Senior Notes"). Proceeds from the issuance of the notes, together with borrowings under the New Credit Agreement were used to (1) fund cash consideration paid in the Acquisition; (2) redeem the Company's 9 3/4% Senior Subordinated Notes due 2004 at the redemption price of 104.875%, plus accrued interest; (3) refinance amounts outstanding under the previous credit agreement;
(4) pay certain fees and expenses related to the Peguform Acquisition and the offering of the 1999 Notes; and (5) fund working capital and other general corporate purposes.

As part of the Peguform Acquisition, to take advantage of lower interest rates in Europe and to hedge its exchange rate risk, the Company entered into currency (US dollar versus Euro) and interest rate swaps. The currency swaps are in notional amounts of $205 million and $250 million, which mature in 2002 and 2004, respectively. The interest rate swaps are in notional amounts of $410 million and $500 million also maturing in 2002 and 2004, respectively. These currency and interest rate swaps effectively converted the Company's United States dollar fixed rate coupon on the 1997 Senior Notes and the 1999 Notes to an Euro fixed rate coupon. These instruments only partially qualified for hedge accounting, which resulted in non-cash increase in earnings related to the mark to market on the swaps in the amount of $19.5 million which was recorded as other income on the income statement and in investments on the balance sheet. The hedge accounting impact of these interest rate swaps was to reduce interest expense by $142 thousand in the second quarter. The non-cash impact of the mark to market adjustments each quarter to earning and current assets associated with these swaps may be significant both positively and negatively in the future depending on currency and interest rate movements. See Item 3. Quantitative and Qualitative Disclosure about Market Risk for a further discussion

The Company believes that its existing cash balances, operating cash flow, borrowings under its bank credit facility and other short term arrangements will be sufficient to fund working capital needs, and normal capital expenditures required for the operation of its existing business through the end of 2000. The Company is obligated to refinance the interim term loan portion of the New Credit Agreement prior to the end of 2000 and the company is exploring its options. As the scope of the New Program, defined above, is further defined the Company may seek new or amended credit arrangements to fund these capital expenditures and working capital requirements and may look at this connection with the refinancing of the Interim term loan.

YEAR 2000 COMPLIANCE

As is the case with most companies using computers in their operations, the Company is in the process of addressing the year 2000 problem. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's systems, equipment, or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to properly manufacture products, process transactions, send invoices or engage in similar normal business activities.

Based on its initial assessments, the Company determined that it needed to modify or replace certain portions of its equipment, hardware, and software so that affected systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications and some replacement of existing equipment, hardware and software, the year 2000 risk will be substantially mitigated.

     The Company's plan to resolve the year 2000 issue is being implemented by each its facilities and involves six phases:

         -         inventory;

         -         risk assessment;

         -         prioritization and ownership assignment;

         -         compliance research;

         -         remediation; and

         -         testing.

         The inventory, risk assessment, prioritization, and ownership assignment phases were performed concurrently and are substantially complete. The compliance research phase is complete at all of the Company's facilities. The remediation and testing phases are approximately 95% complete in North America and are 99% complete at the Company's foreign operations, other than France. In France the remediation and testing phases are expected to be completed by September 30, 1999. In North America, the year 2000 plan is being completed on a facility by facility basis. For foreign operations, it is being completed on a country by country basis.

         The Company's year 2000 inventory of potentially affected items is segregated into four categories:

         - business application (developed software, customized extensions to purchased software and systems interfaces);

         - tools and platforms (purchased commercial products, both hardware and software);

         - intelligent devices (manufacturing, laboratory, office and facilities equipment); and

         - external business partners (suppliers, customers and other service providers).

         Business applications and tools and platforms are considered information technology ("IT") systems, while intelligent devices and external business partners are considered non-IT systems.

         Concerning IT systems, several facilities that share existing applications will upgrade those applications to year 2000 compliant versions. All other facilities have already made their systems year 2000 compliant. The Company's facilities in Germany and Spain have received "Status Green" rating for compliance in TUV year 2000 audits. TUV is the European equivalent of the Automotive Industry Action Group in the United States.

         With respect to non-IT systems, the Company has dedicated resources to assist in identifying potentially affected intelligent devices. Determination of compliance status, remediation, and testing of these devices may be more difficult than IT systems, as some of the manufacturers of potentially affected equipment may no longer be in business.

         The external business partners category of potentially affected items primarily includes the process of identifying and prioritizing critical suppliers and customers, and communicating with them about their plans and progress in addressing the year 2000 problem. The Company has developed a questionnaire that has been used to obtain this information from key existing business partners. Based on the responses to the questionnaires, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these parties will be year 2000 ready and the inability of these parties to successfully complete their year 2000 compliance program could impact the Company. For key business partners, the initial assessments are evaluated and, as deemed necessary, follow-up assessments are made. The Company expects this process to be ongoing throughout 1999. The Company in the process of developing contingency plans to address potential year 2000 exposure which we expect to be complete by October 1999.

         The Company has utilized both internal and external resources to repair or replace, test, and implement software and operating equipment for year 2000 modifications. The Company is unable to estimate with any certainty the total cost of the year 2000 project. The Company has not, however, seen a significant increase in its IT cost nor in the normal overhead cost associated with its facilities. Primarily all of the costs of the year 2000 project have been expensed and have been funded through normal operating cash flow or bank borrowings.

         The failure to remediate a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, including the Company's ability to produce or deliver products to its customers. Such failures could materially or adversely affect the results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year 2000 problem, the Company is unable to determine with certainty at this time whether the consequences of year 2000 failure will have a material impact on us. The year 2000 plan is expected to significantly reduce the level of uncertainty about the year 2000 problem. The Company believes that by executing the year 2000 plan in a timely manner, the possibility of significant interruptions to normal operations should be reduced. The Company believes that its most reasonably likely worst case scenario is that certain suppliers will not be able to supply the Company with key materials, thus disrupting the manufacture and sale of products to customers.

         The Company's plans to complete the year 2000 project are based on its best estimates, which were derived utilizing numerous assumptions of future events including, but not limited to, the continued availability of certain resources and other factors. Estimates of the status of completion and the expected completion dates are based on tasks completed to date compared to all required tasks. However, there can be no guarantee that expected completion dates will be met, and actual results could differ materially from those forecasted. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in certain areas, the ability to locate and correct all relevant equipment, devices and computer codes, and similar uncertainties.

                                  * * * * * * *

The foregoing discussion in MD&A includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; the ability of the Company to sustain, manage or forecast its growth; the Company successfully remediating Year 2000 issues; the size, timing and mix of purchases of the Company's products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; and control and the level of affiliated transactions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, Venture has entered into a variety of foreign exchange and interest rate financial instruments. A discussion of the Company's accounting policies for derivative financial instruments is included in the Organization and Summary of Significant Accounting Policies and Financial Instruments footnotes to the financial statements found in Item 8 of the Company's 1998 Annual Report on Form 10-K.

FOREIGN CURRENCY EXCHANGE RATE RISK. The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company's most significant foreign currency exposures relate to Germany, Spain, France, the Czech Republic, Mexico, Brazil and Canada. As of June 30, 1999, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $17.5 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $51.7 million. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

A portion of the Company's assets is based in its foreign operations and is translated into U. S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of member's equity. Accordingly, the Company's consolidated member's equity will fluctuate depending upon the weakening or strengthening of the U. S. dollar against the respective foreign currency.

INTEREST RATE RISK. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. Venture has entered into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. As of June 30, 1999, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $4.8 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse shift in interest rates would be approximately $3.2 million.

                           PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits. A list of the exhibits required to be filed as part of this Form 10-Q is included under the heading "Exhibit Index" in this Form 10-Q and incorporated herein by reference.

               (b)  Reports on Form 8-K.

                    The following filings occurred in the second quarter of 1999:

                    Date             Information Reported
                    ----             --------------------

                    May 10, 1999     Item 5 regarding the offering of the 1999
                                     Notes.

                    June 11, 1999    Items 2, 5 and 7 regarding the Peguform
                                     Acquisition  and  related transactions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VENTURE HOLDINGS COMPANY LLC, VEMCO,
                                        INC., VENTURE INDUSTRIES CORPORATION,
                                        VENTURE MOLD & ENGINEERING CORPORATION,
                                        VENTURE LEASING COMPANY, VEMCO LEASING,
                                        INC., VENTURE HOLDINGS CORPORATION, AND
                                        VENTURE SERVICE COMPANY



Date: August 16, 1999                   /s/ James E. Butler
                                        -----------------------------------
                                        James E. Butler
                                           Chief Financial Officer

                                        Signing on behalf of each registrant and as principal financial officer of each registrant.

                                  EXHIBIT INDEX


Exhibit      Description
No.
-------      -------------------------------

2.1 Trust Contribution Agreement, made as of the 27th day of May, 1999, by and between Venture Holdings Trust and Venture Holdings Company LLC, filed as Exhibit 2.3 to the Company's Current Report on Form 8-K on
June 11, 1999 and incorporated herein by reference.

3.1 Restated Articles of Organization of Venture Holdings Company LLC, filed as Exhibit 3.1 to the Company's Registration Statement on Form
S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

3.2       Articles of Organization of Experience Management LLC, filed as
Exhibit 3.9 to the Company's Registration Statement on Form S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

3.3       Articles of Incorporation of Venture Europe, Inc., filed as Exhibit
3.10 to the Company's Registration Statement on Form S-4 filed on July
9, 1999 (File No. 333-82617) and incorporated herein by reference.

3.4       Articles of Incorporation of Venture EU Corporation, filed as Exhibit
3.11 to the Company's Registration Statement on Form S-4 filed on July
9, 1999 (File No. 333-82617) and incorporated herein by reference.

3.5 Amended and Restated Operating Agreement of Venture Holdings Company LLC, filed as Exhibit 3.12 to the Company's Registration Statement on
Form S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

3.6       Operating Agreement of Experience Management LLC, filed as Exhibit
3.20 to the Company's Registration Statement on Form S-4 filed on July
9, 1999 (File No. 333-82617) and incorporated herein by reference.

3.7 Bylaws of Venture Europe, Inc., filed as Exhibit 3.21 to the Company's Registration Statement on Form S-4 filed on July 9, 1999 (File No.
333-82617) and incorporated herein by reference.

3.8 Bylaws of Venture EU Corporation, filed as Exhibit 3.22 to the Company's Registration Statement on Form S-4 filed on July 9, 1999
(File No. 333-82617) and incorporated herein by reference.

4.1 Indenture, dated as of May 27, 1999, between Venture Holdings Trust and The Huntington National Bank, as Trustee, regarding 11% Senior
Notes due 2007 (including form of Notes), filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on July 9, 1999
(File No. 333-82617) and incorporated herein by reference.

4.1.1 First Supplemental Indenture to the Indenture incorporated by reference as Exhibit 4.1, made as of the 27th day of May, 1999, by and among Venture Holdings Trust and The Huntington National Bank, as Trustee, filed as Exhibit 4.1.1 to the Company's Registration
Statement on Form S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

4.2 Indenture, dated as of May 27, 1999, between Venture Holdings Trust and The Huntington National Bank, as Trustee, regarding 12% Senior Subordinated Notes due 2009 (including form of Notes), filed as
Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

4.2.1 First Supplemental Indenture to the Indenture incorporated by reference as Exhibit 4.2, made as of the 27th day of May, 1999, by and among Venture Holdings Trust and The Huntington National Bank, as Trustee, filed as Exhibit 4.2.1 to the Company's Registration
Statement on Form S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

4.3.1 First Amendment to the Indenture for 9 1/2% Senior Notes due 2005, by and among Venture Holdings Trust, Vemco, Inc. Vemco Leasing, Inc.,
Venture Industries Corporation, Venture Holdings Corporation, Venture
Leasing Company, Venture Mold & Engineering Corporation and Venture
Service Company, as Issuers, and The Huntington National Bank, as
Trustee, made as of the 27th day of May, 1999, filed as Exhibit 4.3.1 to the Company's Registration Statement on Form S-4 filed on July 9,
1999 (File No. 333-82617) and incorporated herein by reference.

4.3.2 First Supplemental Indenture to the Indenture for 9 1/2% Senior Notes due 2005, by and among Venture Holdings Trust, Vemco, Inc. Vemco
Leasing, Inc., Venture Industries Corporation, Venture Holdings
Corporation, Venture Leasing Company, Venture Mold & Engineering
Corporation and Venture Service Company, as Issuers, Venture Holdings
Company LLC, Experience Management LLC, Venture Europe, Inc. and
Venture EU Corporation, as Guarantors, and The Huntington National
Bank, as Trustee, made as of May 27, 1999, filed as Exhibit 4.3.2 to the Company's Registration Statement on Form S-4 filed on July 9, 1999
(File No. 333-82617) and incorporated herein by reference.

4.3.3 Second Amendment to the Indenture for 9 1/2% Senior Notes due 2005, by and among Venture Holdings Trust, Vemco, Inc. Vemco Leasing, Inc.,
Venture Industries Corporation, Venture Holdings Corporation, Venture
Leasing Company, Venture Mold & Engineering Corporation and Venture
Service Company, as Issuers, and The Huntington National Bank, as
Trustee, made as of May 27, 1999, filed as Exhibit 4.3.3 to the Company's Registration Statement on Form S-4 filed on July 9, 1999
(File No. 333-82617) and incorporated herein by reference.

4.3.4 Second Supplemental Indenture to the Indenture for 9 1/2% Senior Notes due 2005, by and among Venture Holdings Trust, Vemco, Inc. Vemco
Leasing, Inc., Venture Industries Corporation, Venture Holdings
Corporation, Venture Leasing Company, Venture Mold & Engineering
Corporation and Venture Service Company, as Issuers, Venture Holdings
Company LLC, and The Huntington National Bank, as Trustee, made as of
May 27, 1999, filed as Exhibit 4.3.4 to the Company's Registration
Statement on Form S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

4.3.5 Guarantee executed by Venture Holdings Company LLC on the 27th day of May, 1999, pursuant to the terms of the Indenture for 9 1/2% Senior
Notes due 2005, including Trustee's Certificate of Authorization, filed as Exhibit 4.3.5 to the Company's Registration Statement on Form
S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

4.3.6 Guarantee executed by Experience Management LLC on the 27th day of May, 1999, pursuant to the terms of the Indenture for 9 1/2% Senior
Notes due 2005, including Trustee's Certificate of Authorization, filed as Exhibit 4.3.6 to the Company's Registration Statement on Form
S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

4.3.7 Guarantee executed by Venture Europe, Inc. on the 27th day of May, 1999, pursuant to the terms of the Indenture for 9 1/2% Senior Notes due 2005, including Trustee's Certificate of Authorization, filed as
Exhibit 4.3.7 to the Company's Registration Statement on Form S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

4.3.8 Guarantee executed by Venture EU Corporation on the 27th day of May, 1999, pursuant to the terms of the Indenture for 9 1/2% Senior Notes due 2005, including Trustee's Certificate of Authorization, filed as
Exhibit 4.3.8 to the Company's Registration Statement on Form S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

4.4 Registration Rights Agreement, made and entered into as of May 27, 1999, among Venture Holdings Trust, Vemco, Inc., Vemco Leasing, Inc., Venture Industries Corporation, Venture Holdings Corporation, Venture Leasing Company, Venture Mold & Engineering Corporation, Venture
Service Company, Venture Europe, Inc., Venture EU Corporation,
Experience Management LLC and Venture Holdings Company LLC, as
Issuers, and Banc One Capital Markets, Inc. and Goldman Sachs & Co., as Initial Purchasers, filed as Exhibit 4.4 to the Company's
Registration Statement on Form S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

10.1 Credit Agreement, dated as of May 27, 1999, among Venture Holdings Trust, the Lenders (as defined therein) and The First National Bank of Chicago, as Administrative Agent, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

10.1.1 First Amendment, dated June 4, 1999, to the Credit Agreement incorporated by reference as Exhibit 10.1, filed as Exhibit 10.1.1 to the Company's Registration Statement on Form S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

10.2 ISDA Master Agreement, dated May 27, 1999, between Venture Holdings Company LLC and The First National Bank of Chicago, filed as Exhibit
10.2 to the Company's Registration Statement on Form S-4 filed on July
9, 1999 (File No. 333-82617) and incorporated herein by reference.

10.2.1 Schedules to the Agreement incorporated by reference as Exhibit 10.2, filed as Exhibit 10.2.1 to the Company's Registration Statement on Form S-4 filed on July 9, 1999 (File No. 333-82617) and incorporated herein by reference.

10.3 Corporate Opportunity Agreement, made and entered into on the 27th day of May, 1999, by and between Larry J. Winget and The Huntington
National Bank, as Indenture Trustee, filed as Exhibit 10.3 to the
Company's Registration Statement on Form S-4 filed on July 9, 1999
(File No. 333-82617) and incorporated herein by reference.

10.4 Purchase Agreement, dated May 25, 1999, relating to $125,000,000 11% Senior Notes due 2007 and $125,000,000 12% Senior Subordinated Notes due 2009.

27.1      Financial Data Schedule.