Form 10-Q/A
period 1999-09-30
VENTURE HOLDINGS CO LLC; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO; VENTURE EU CORP; VENTURE EUROPE INC
filed 1999-12-06
CIK 1088341, 916104, 916105, 916106, 916107, 916108, 916109, 916112, 1089450, 1089451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 2

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
         SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1999

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ---------    ---------
                        Commission File Number: 333-82617
                                                ---------



      Michigan            VENTURE HOLDINGS COMPANY LLC         38-3470015

      Michigan                     VEMCO, INC.                 38-2737797

      Michigan           VENTURE INDUSTRIES CORPORATION        38-2034680

      Michigan       VENTURE MOLD & ENGINEERING CORPORATION    38-2556799

      Michigan               VENTURE LEASING COMPANY           38-2777356

      Michigan                 VEMCO LEASING, INC.             38-2777324

      Michigan            VENTURE HOLDINGS CORPORATION         38-2793543

      Michigan               VENTURE SERVICE COMPANY           38-3024165

      Michigan             EXPERIENCE MANAGEMENT, LLC          38-3382308

      Michigan                VENTURE EUROPE, INC.             38-3464213

      Michigan               VENTURE EU CORPORATION            38-3470019

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

Yes  X   No
   ----    -----

                                TABLE OF CONTENTS


The Company hereby amends Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the period ended September 30, 1999.


PART I.           FINANCIAL INFORMATION (UNAUDITED)                                  PAGE #
                  ---------------------------------                                  ------
         Item 1.   Financial Statements

                   Consolidated Balance Sheets as of September 30, 1999,
                   December 31, 1998 and September 30, 1998                             1

                   Consolidated  Statements of Income and Comprehensive Income
                   for the Three Months and Nine Months Ended September 30, 1999
                   and 1998                                                             2

                   Consolidated  Statements of Changes in Member's Equity
                   for the Three Months and Nine Months Ended September 30, 1999
                   and 1998                                                             3

                   Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 1999 and 1998                                    4

                   Notes to Consolidated Financial Statements                           5

         Item 2.   Management's Discussion and Analysis of Results of Operations
                   and Financial Condition                                             17

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk          22


PART II.          OTHER INFORMATION

         Item 1.    Legal Proceedings                                                  24

         Item 6.    Exhibits and Reports on Form 8-K                                   24

         Signature                                                                     25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                           September 30,                     September 30,
                                                               1999          December 31,        1998
ASSETS                                                     (Unaudited)          1998          (Unaudited)
                                                           -----------          ----          -----------
CURRENT ASSETS:
     Cash and cash equivalents                           $     13,204     $          130    $       2,575
     Accounts  receivable,  net,  includes  related
     party  receivables  of  $66,016,  $56,648  and
     $34,085 at September  30,  1999,  December 31,
     1998  and  September  30,  1998,  respectively           379,681            190,135          175,439
     (Note 6)
     Inventories (Note 3)                                     165,453             51,139           55,522
     Investments (Note 5)                                       6,989                 --               --
     Prepaid and other current assets                          49,359              8,870            7,900
                                                         ------------     --------------    -------------
            Total current assets                              614,686            250,274          241,436

Property, Plant and Equipment, Net (Note 2)                   618,179            200,544          200,458

Intangible Assets, Net (Note 2)                                82,905             52,022           52,492

Other Assets                                                   66,926             26,636           26,685

Deferred Tax Assets                                            18,505             11,839           12,224
                                                         ------------     --------------    -------------

Total Assets                                             $  1,401,201     $      541,315    $     533,295
                                                         ============     ==============    =============

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                                     $    197,662     $       52,351    $      57,138
    Accrued interest                                           16,219             13,387            6,403
    Accrued expenses                                           91,092             14,316           14,226
    Current portion of long term debt (Note 4)                 18,986              1,565            1,693
                                                         ------------     --------------    -------------
              Total current liabilities                       323,959             81,619           79,460

Pension Liabilities & Other                                    38,440              7,254            7,489

Deferred Tax Liabilities                                       18,607             11,955           12,283

Long Term Debt (Note 4)                                       946,036            363,374          362,630
                                                         ------------     --------------    -------------

     Total liabilities                                      1,327,042            464,202          461,862

Commitments and Contingencies                                     --                  --               --

Member's Equity:
   Member's equity                                             74,804             77,850           71,433
   Accumulated other comprehensive income -
    minimum pension liability in excess of
    unrecognized prior service cost, net of tax                  (737)              (737)              --
   Accumulated other comprehensive income -
    cumulative translation adjustments                             92                 --               --
                                                         ------------     --------------    -------------

Member's Equity                                                74,159             77,113           71,433
                                                         ------------     --------------    -------------

Total Liabilities and Member's Equity                    $  1,401,201     $      541,315    $     533,295
                                                         ============     ==============    =============

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                                -------------                    -------------
                                                             1999         1998                 1999         1998
                                                             ----         ----                 ----         ----
NET SALES                                                $  440,046      $  137,971       $  879,841      $  482,563

COST OF PRODUCT SOLD                                        393,025         116,225          772,781         400,899
                                                         -----------     ----------       ----------      ----------

GROSS PROFIT                                                 47,021          21,746          107,060          81,664

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSE                                      38,582          14,954           72,806          45,055

PAYMENTS TO BENEFICIARY IN
 LIEU OF DISTRIBUTIONS                                          175              --              252             360
                                                         ----------      ----------       ----------      ----------

INCOME FROM OPERATIONS                                        8,264           6,792           34,002          36,249

INTEREST EXPENSE (Note 5)                                    20,819           9,559           45,847          27,401

OTHER EXPENSE (INCOME) (Note 5)                               5,694              --          (14,206)             --
                                                         ----------      ----------       ----------      ----------

(LOSS) INCOME BEFORE TAXES                                  (18,249)         (2,767)           2,361           8,848

TAX (BENEFIT) PROVISION                                      (1,020)            635             (615)          1,697

MINORITY INTEREST                                               424              --              453              --
                                                         ----------       ---------       ----------      ----------

NET (LOSS) INCOME BEFORE
 EXTRAORDINARY LOSS                                         (17,653)         (3,402)           2,523           7,151

EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT (Note 7)                                 --              --            5,569              --
                                                         ----------      ----------       ----------      ----------

NET (LOSS) INCOME                                           (17,653)         (3,402)          (3,046)          7,151


OTHER COMPREHENSIVE INCOME  -
 Cumulative translation adjustments                          22,883              --               92              --
                                                         ----------      ----------       ----------      ----------

COMPREHENSIVE INCOME (LOSS)                               $   5,230      $   (3,402)      $   (2,954)     $    7,151
                                                         ==========      ==========       ==========      ==========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                                -------------                    -------------
                                                             1999         1998                 1999         1998
                                                             ----         ----                 ----         ----
MEMBER'S EQUITY, BEGINNING
 OF PERIOD                                               $  68,929       $  74,835        $  77,113       $  64,282

COMPREHENSIVE (LOSS) INCOME:

     NET (LOSS) INCOME                                     (17,653)         (3,402)          (3,046)          7,151

     OTHER COMPREHENSIVE INCOME                             22,883              --               92              --
                                                         ---------       ---------        ---------       ---------

COMPREHENSIVE INCOME (LOSS)                                  5,230          (3,402)          (2,954)          7,151
                                                         ---------       ---------        ---------       ---------

MEMBER'S EQUITY, END
 OF PERIOD                                               $  74,159       $  71,433        $  74,159       $  71,433
                                                         =========       =========        =========       =========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                               -------------
                                                                           1999             1998
                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                    $ (3,046)       $   7,151
    Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                                      47,603           28,369
         Loss from the disposal of fixed assets                                335
         Unrealized gain on investments                                     (7,293)              --
         Net extraordinary loss on early extinguishment of debt              5,569               --
         Change in accounts receivable                                      (5,274)         (16,373)
         Change in inventories                                               7,587           (2,905)
         Change in prepaid and other current assets                        (12,857)           2,735
         Change in other assets                                            (12,666)          (3,250)
         Change in accounts payable                                          8,828          (12,909)
         Change in accrued expenses                                          8,295           (5,344)
         Change in other liabilities                                         8,629           (6,793)
         Change in deferred taxes                                           (7,704)            (489)
                                                                         ---------        ---------
         Net cash provided by (used in) operating activities                38,006           (9,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of subsidiaries, net of cash acquired                   (450,842)              --
         Capital expenditures                                              (34,550)         (17,229)
                                                                                --               --
           Proceeds from sale of fixed assets                                  692               --
                                                                         ---------        ---------
           Net cash used in investing activities                          (484,700)         (17,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under revolving credit agreement           (25,284)          31,000
    Debt issuance fees                                                     (27,731)              --
    Net proceeds from issuance of debt                                     650,000               --
    Payment for early extinguishment of debt                               (82,788)              --
    Principal payments on debt                                             (53,303)          (2,865)
                                                                         ---------        ---------
         Net cash provided by financing activities                         460,894           28,135
                                                                         ---------        ---------

         Effect of exchange rate changes on cash and cash equivalents       (1,126)              --

         NET INCREASE IN CASH                                               13,074            1,098

CASH AT BEGINNING OF PERIOD                                                    130            1,477
                                                                         ---------        ---------
CASH AT END OF PERIOD                                                    $  13,204        $   2,575
                                                                         =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                            $  44,759        $  33,146
                                                                         =========        =========
     Cash paid during the period for taxes                               $   1,263        $     285
                                                                         =========        =========


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

       The Peguform Acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed in the acquisition have been reflected in the accompanying consolidated balance sheets at estimated fair market value and the operating results of Peguform have been included in the consolidated financial statements since the date of acquisition. The preliminary purchase price and related allocation were as follows (in millions):

       Consideration paid to former owner, net of cash acquired of $18.8 million          $  444.0
       Debt assumed (including capital leases)                                               117.9
                                                                                          --------
       Cost of acquisition                                                                $  561.9
                                                                                          ========


       Property, plant and equipment                                                      $  417.0
       Net working capital                                                                   101.8
       Other assets purchased and liabilities assumed                                         15.2
       Goodwill                                                                               27.9
                                                                                          --------
       Total cost allocation                                                              $  561.9
                                                                                          ========

       The excess of the purchase price over the fair market value of the net assets acquired (goodwill) is estimated to be approximately $27.9 million and is being amortized on a straight-line basis over 30 years. Adjustments to the purchase price and related allocation may occur as a result of obtaining more information regarding property valuations, liabilities assumed, the outcome of final negotiations with the former owner and revisions of preliminary estimates of fair values made at the date of purchase. The Company can provide no assurances as to whether any revisions to the original purchase price allocation will be significant. These uncertainties could result in an adjustment to goodwill of up to $60 million. The net effect of the adjustments described above will be reported as an adjustment to the purchase price and related allocation described above.

       The following pro forma financial data is presented to illustrate the estimated effects of the Peguform Acquisition, as if the transaction had occurred as of the beginning of the periods presented.

                                                                 Nine Months Ended
                                                                   September 30,
                                                               -------------------
                                                               1999          1998
                                                               ----          ----
       Net sales                                         $  1,406,107    $   1,306,418
       Net income before extraordinary loss                    15,299           15,942
       Net income                                               9,730           10,373


3.   INVENTORIES


       Inventories included the following (in thousands):

                                                         September 30,   December 31,     September 30,
                                                             1999           1998              1998
                                                             ----           ----              ----
       Raw materials                                     $   56,040      $  25,169        $  25,719
       Work-in-process - manufactured parts                  14,271          2,965            2,949
       Work-in-process - tools and molds                     71,299         11,436           14,284
       Finished goods                                        23,843         11,569           12,570
                                                         ----------      ---------        ---------

       Total                                             $  165,453      $  51,139        $  55,522
                                                         ==========      =========        =========

4.       DEBT


       Debt consisted of the following (in thousands):

                                                         September 30,   December 31,     September 30,
                                                             1999            1998             1998
                                                             ----            ----             ----
       Credit agreement
         Term loan A                                     $   74,475      $       --       $       --
         Term loan B                                        199,500              --               --
         Interim term loan                                  125,000              --               --
         Revolving credit outstanding                        51,787          77,000           76,000
       Bank debt payable with interest from 2.45% to
        11.25%                                               24,239              --               --
       Senior notes payable, Due 2005
         with interest at 9.5%                              205,000         205,000          205,000
       Senior notes payable, Due 2007
         with interest at 11.0%                             125,000              --               --
       Senior subordinated notes payable, Due 2004
         with interest at 9.75%                                  --          78,940           78,940
       Senior subordinated notes payable, Due 2009
         with interest at 12.0%                             125,000              --               --
       Capital leases with interest from 4.16%
         to 11.76%                                           33,596           2,196            1,724
       Installment notes payable with
         interest from 5.85% to 11.75%                        1,425           1,803            2,659
                                                         ----------      ----------       ----------
             Total                                          965,022         364,939          364,323
       Less current portion of debt                          18,986           1,565            1,693
                                                         ----------      ----------       ----------

        Total                                            $  946,036      $  363,374       $  362,630
                                                         ==========      ==========       ==========

       On May 27, 1999, and in connection with the Peguform Acquisition, the Company entered into a new credit agreement, which was amended on June 4, 1999 (the "credit agreement"). The credit agreement provides for borrowings of (1) up to $175 million under a revolving credit facility, which, in addition to those matters described below, will be used for working capital and general corporate purposes; (2) $75 million under a five-year term loan A; (3) $200 million under a six-year term loan B; and (4) $125 million under an 18-month interim term loan. The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of September 30, 1999, the Company could have borrowed up to the maximum availability under the revolving credit facility.

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

       The credit agreement, and documents governing the Company's 9 1/2% senior notes due 2005 (the "1997 Senior Notes") and the 1999 Notes, contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. The Company's debt obligations contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of September 30, 1999, the Company was in compliance with all debt covenants.

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

       On May 27, 1999, Venture, as part of the Peguform Acquisition, entered into U.S. dollar versus Euro currency swaps with notional amounts of $205 million and $250 million which mature in 2002 and 2004, respectively. At September 30, 1999, these currency swaps had an estimated fair market value of $(3.3) million. Since these contracts do not meet all of the criteria for hedge accounting under generally accepted accounting principles, the estimated fair market value of these financial instruments is recorded as an investment on the balance sheet and the $20.8 million non-cash change in estimated fair market value for the quarter is recorded in other expense (income) on the income statement.

       Also, on May 27, 1999, Venture, as part of the Peguform Acquisition, entered into interest rate swaps with notional amounts of $410 million and $500 million which mature in 2002 and 2004, respectively. Certain of the interest rate swaps with an estimated fair market value of $10.3 million do not meet all of the criteria for hedge accounting under generally accepted accounting principles. Accordingly, the estimated fair market value of these financial instruments is recorded as an investment on the balance sheet and the $(8.3) million non-cash change in estimated fair market value for the quarter is recorded in other expense (income) on the income statement. Certain other interest rate swaps do qualify for settlement accounting. The impact of these interest rate swaps was to reduce interest expense by $467 thousand in the nine months ended September 30, 1999.

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

       The result of these related party transactions was a net receivable, which was included in accounts receivable as follows:

                                                         September 30,   December 31,     September 30,
                                                             1999            1998             1998
                                                             ----            ----             ----
       Amounts receivable                                $  78,515       $  65,755        $  41,441
       Amounts payable                                      12,499           9,107            7,356
                                                         ---------       ---------        ---------

       Net amounts receivable                            $  66,016       $  56,648        $  34,085
                                                         =========       =========        =========

7.     EXTRAORDINARY ITEM

       In connection with the issuance of the 1999 Notes, the Company redeemed its 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest which resulted in an extraordinary loss of $5.6 million ($3.8 million prepayment penalty plus unamortized deferred financing costs of $1.8 million).

8.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

       Venture, as the successor to Venture Holdings Trust, and certain of its wholly-owned, domestic subsidiaries are jointly and severally liable for the 1997 Senior Notes issued on July 9, 1997. On May 27, 1999, certain wholly-owned, domestic subsidiaries of Venture became guarantors of the 1997 Senior Notes. These guarantees are full and unconditional, joint and several. Venture issued the 1999 Notes on May 27, 1999 in connection with the Peguform Acquisition, as a result of which Venture acquired certain additional foreign subsidiaries. The 1999 Notes are guaranteed by each of Venture's wholly-owned, domestic subsidiaries. The guarantees of these wholly-owned, domestic subsidiaries are full and unconditional, joint and several.

       Condensed consolidating financial information for the periods prior to September 30, 1999 are not presented because prior to May 27, 1999 the non-guarantors and the non-issuers of the 1997 Senior Notes and the non-guarantors of the 1999 Notes during those periods were inconsequential, individually and in aggregate, to the consolidated financial statements. Management does not believe that separate financial statements of the issuer subsidiaries or guarantor subsidiaries are material to investors in the 1997 senior notes or the 1999 notes.

       The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

1997 SENIOR NOTES:

The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999, of (a) Venture, as a co-issuer of the 1997 senior notes (b) the subsidiaries that are co-issuers of the 1997 Senior Notes, (c) the guarantor subsidiaries,
    (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Venture, the other issuers and the guarantor subsidiaries with the nonguarantor subsidiaries.




CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                              OTHER       GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                               VENTURE       ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                               -------       -------     ------------  ------------   ------------     -----
ASSETS
------
CURRENT ASSETS:
        Cash and cash equivalents           $      --     $   8,427      $       --      $   4,777      $      --     $  13,204
        Accounts receivable, net                   --       192,296           9,715        177,670             --       379,681
        Inventories                                --        57,663              --        107,790             --       165,453
        Investments                             6,989            --              --             --             --         6,989
        Prepaid and other current assets           --         8,201              --         41,158             --        49,359
                                            ---------     ---------      ----------      ---------      ---------     ---------
                   Total current assets         6,989       266,587           9,715        331,395             --       614,686

Property, Plant and Equipment, Net                 --       196,276              16        421,887             --       618,179
Intangible Assets, Net                             --        50,615              --         32,290             --        82,905
Other Assets                                  973,496      (383,627)             --       (424,822)       (98,121)       66,926
Deferred Tax Assets                                --        14,139              --          4,366             --        18,505
                                            ---------     ---------      ----------      ---------      ---------     ---------
Total Assets                                $ 980,485     $ 143,990      $    9,731      $ 365,116      $ (98,121)   $1,401,201
                                            =========     =========      ==========      =========      =========    ==========

LIABILITIES AND MEMBER'S EQUITY
-------------------------------
CURRENT LIABILITIES:
        Accounts payable                    $      --     $  65,289      $      746      $ 131,627      $      --    $  197,662
        Accrued interest                       16,219            --              --             --             --        16,219
        Accrued expenses                           --        11,532           3,008         76,552             --        91,092
        Current portion of long term debt       6,950           971              --         11,065             --        18,986
                                            ---------     ---------      ----------      ---------      ---------    ----------
                   Total current liabilities   23,169        77,792           3,754        219,244             --       323,959


Pension Liabilities & Other                        --         5,589              --         32,851             --        38,440
Deferred Tax Liabilities                           --        11,622              --          6,985             --        18,607
Long Term Debt                                898,812         1,607              --         45,617             --       946,036
                                            ---------     ---------      ----------      ---------      ---------    ----------
                   Total liabilities          921,981        96,610           3,754        304,697             --     1,327,042

Commitments and Contingencies                      --            --              --             --             --            --

Member's Equity:
        Member's equity                        58,504        48,117           5,977         60,327        (98,121)       74,804
        Accumulated other comprehensive
         income-minimum pension liability
         in excess of unrecognized prior
         service cost, net of tax                  --          (737)             --             --             --          (737)
        Accumulated other comprehensive
         income-cumulative translation
         adjustments                               --            --              --             92             --            92
                                            ---------     ---------      ----------      ---------      ---------    ----------


Member's Equity                                58,504        47,380           5,977         60,419        (98,121)       74,159
                                            ---------     ---------      ----------      ---------      ---------    ----------


Total Liabilities and Member's Equity       $ 980,485     $ 143,990      $    9,731      $ 365,116      $ (98,121)   $1,401,201
                                            =========     =========      ==========      =========      =========    ==========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                              OTHER       GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                               VENTURE       ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                               -------       -------     ------------  ------------   ------------     -----
NET SALES                                   $       --     $ 332,535     $ 117,260      $ 430,046      $      --     $ 879,841
COST OF PRODUCT SOLD                                --       288,963       111,390        372,428             --       772,781
                                            ----------     ---------     ---------      ---------      ---------     ---------
    GROSS PROFIT                                    --        43,572         5,870         57,618             --       107,060
SELLING, GENERAL & ADMINISTRATIVE
 EXPENSE                                            --        37,529            --         35,277             --        72,806
PAYMENTS  TO  BENEFICIARY  IN  LIEU
 OF TAXES                                          252            --            --             --             --           252
                                            ----------     ---------     ---------      ---------      ---------     ---------
    (LOSS) INCOME FROM OPERATIONS                 (252)        6,043         5,870         22,341             --        34,002
INTEREST EXPENSE                                44,867           129            --            851             --        45,847
INTERCOMPANY INTEREST ALLOCATION               (44,867)       44,867            --          6,184         (6,184)           --
OTHER EXPENSE (INCOME)                          12,788        (8,691)           --            787        (19,090)      (14,206)
                                            ----------     ---------     ---------      ---------      ---------     ---------
    (LOSS) INCOME BEFORE TAXES                 (13,040)      (30,262)        5,870         14,519         25,274         2,361
TAX  (BENEFIT) PROVISION                            --        (1,203)           --            588             --          (615)
MINORITY INTEREST                                   --            --            --            453             --           453
                                            ----------     ---------     ---------      ---------      ---------     ---------
    NET (LOSS) INCOME BEFORE                   (13,040)      (29,059)        5,870         13,478         25,274         2,523
      EXTRAORDINARY LOSS
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT                          5,569            --            --             --             --         5,569
                                            ----------     ---------     ---------      ---------      ---------     ---------
    NET (LOSS) INCOME                       $  (18,609)    $ (29,059)    $   5,870      $  13,478      $  25,274     $  (3,046)
                                            ==========     =========     =========      =========      =========     =========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                              OTHER       GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                               VENTURE       ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                               -------       -------     ------------  ------------   ------------     -----
NET SALES                                   $       --     $  83,233     $  41,022      $ 315,791      $      --     $ 440,046
COST OF PRODUCT SOLD                                --        86,817        38,810        267,398             --       393,025
                                            ----------     ---------     ---------      ---------      ---------     ---------
    GROSS PROFIT                                    --        (3,584)        2,212         48,393             --        47,021
SELLING, GENERAL & ADMINISTRATIVE
 EXPENSE                                            --        10,681            --         27,901             --        38,582
PAYMENTS TO  BENEFICIARY IN LIEU
OF TAXES                                           175            --            --             --             --           175
                                            ----------    ----------     ---------      ---------      ---------     ---------
    (LOSS) INCOME FROM OPERATIONS                 (175)      (14,265)        2,212         20,492             --         8,264
INTEREST EXPENSE                                20,758            32            --             29             --        20,819
INTERCOMPANY INTEREST ALLOCATION               (20,758)       20,758            --          5,079         (5,079)           --
OTHER EXPENSE (INCOME)                          60,240        19,130            --            543        (74,219)        5,694
                                            ----------    ----------     ---------      ---------      ---------     ---------
    (LOSS) INCOME BEFORE TAXES                 (60,415)      (54,185)        2,212         14,841          79,298      (18,249)
TAX (BENEFIT) PROVISION                             --        (1,347)           --            327             --        (1,020)
MINORITY INTEREST                                   --            --            --            424             --           424
                                            ----------    ----------     ---------      ---------      ---------     ---------
    NET (LOSS) INCOME BEFORE                   (60,415)      (52,838)        2,212         14,090        79,298        (17,653)
      EXTRAORDINARY LOSS
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT                             --            --            --             --             --            --
                                            ----------    ----------     ---------      ---------      ---------     ---------
    NET (LOSS) INCOME                       $  (60,415)   $  (52,838)    $   2,212      $  14,090      $  79,298     $ (17,653)
                                            ==========    ==========     =========      =========      =========     =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                            OTHER        GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                              VENTURE      ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES:         -------      -------     ------------  ------------   ------------     -----

    Net income                              $ (18,609)    $ (29,059)       $ 5,870    $  13,478      $  25,274    $  (3,046)
    Adjustments to reconcile net income
     to net cash provided by (used  in)
     operating activities:
         Depreciation and amortization             --        32,527              3       15,073             --       47,603
         Loss from the disposal of fixed           --            --             --          335             --          335
          assets
         Unrealized gain on investments        (6,990)           --             --         (303)            --       (7,293)
         Net extraordinary loss on
          early extinguishment of debt          5,569            --             --           --             --        5,569
         Change in accounts receivable             --        (5,352)        (6,510)       6,588             --       (5,274)
         Change in inventories                     --        (6,892)            --       14,479             --        7,587
         Change in prepaid and other               --          (856)            --      (12,001)            --      (12,857)
          current assets
         Change in other assets                    --       (12,305)            --         (361)            --      (12,666)
         Change in accounts payable                --        14,014           (256)      (4,930)            --        8,828
         Change in accrued expenses             2,832          (646)           893        5,216             --        8,295
         Change in pension liabilities             --        (1,666)            --       10,295             --        8,629
          and other
         Change in deferred taxes                  --        (1,123)            --       (6,581)            --       (7,704)
                                            ---------     ---------    -----------    ---------      ---------    ---------
         Net cash provided by (used in)
          Operating activities                (17,198)      (11,358)            --       41,288         25,274       38,006

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of subsidiaries, net of               --      (469,644)            --       18,802             --     (450,842)
     cash acquired
    Capital expenditures                           --       (17,558)            --      (16,992)            --      (34,550)
    Net  activity  in  investments  in
     and advances to (from) subsidiaries     (524,801)      537,035             --       13,040        (25,274)          --
     and affiliates
    Proceeds from sale of fixed assets             --            --             --          692                         692
                                            ---------     ---------    -----------    ---------      ---------    ---------
    Net cash used in investing activities    (524,801)       49,833             --       15,542        (25,274)    (484,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under                                                                       --
     revolving credit facility                (25,213)           --             --          (71)                    (25,284)
    Net proceeds from issuance of debt        650,000            --             --           --             --      650,000
    Payment for early extinguishment of       (82,788)           --             --           --             --      (82,788)
     debt
    Debt issuance fees                             --       (27,731)            --           --             --      (27,731)
    Principal payments on debt                     --        (2,377)            --      (50,926)            --      (53,303)
                                            ---------     ---------    -----------    ---------      ---------    ---------

    Net cash (used in) provided by
     financing activities                     541,999       (30,108)            --      (50,997)            --      460,894

Effect of exchange rate changes on cash
 and cash Equivalents                              --            --             --       (1,126)            --       (1,126)
              NET INCREASE IN CASH                 --         8,367             --        4,707             --       13,074

CASH AT BEGINNING OF PERIOD                 $      --     $      60    $        --    $      70      $      --    $     130
                                            ---------     ---------    -----------    ---------      ---------    ---------
CASH AT END OF PERIOD                       $      --     $   8,427    $        --    $   4,777      $      --    $  13,204
                                            =========     =========    ===========    =========      =========    =========

1999 NOTES:

The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999, of (a) Venture, the sole issuer of the 1999 Notes, (b) the guarantor subsidiaries,
    (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Venture and the guarantor subsidiaries with the nonguarantor subsidiaries.


CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                            GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                              VENTURE      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                              -------      ------------   ------------    ------------       -----
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents             $      --       $   8,427      $   4,777       $      --     $   13,204
      Accounts receivable, net                     --         202,011        177,670              --        379,681
      Inventories                                  --          57,663        107,790              --        165,453
      Investments                               6,989              --             --              --          6,989
      Prepaid and other current assets             --           8,201         41,158              --         49,359
                                            ---------       ---------      ---------       ---------     ----------
                Total current assets            6,989         276,302        331,395              --        614,686

Property, Plant and Equipment, Net                 --         196,292        421,887              --        618,179
Intangible Assets, Net                             --          50,615         32,290              --         82,905
Other Assets                                  973,496        (383,627)      (424,822)        (98,121)        66,926
Deferred Tax Assets                                --          14,139          4,366              --         18,505
                                            ---------       ---------      ---------       ---------     ----------
Total Assets                                $ 980,485       $ 153,721      $ 365,116       $ (98,121)    $1,401,201
                                            =========       =========      =========       =========     ==========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
      Accounts payable                      $      --       $  66,035      $ 131,627       $      --     $  197,662
      Accrued interest                         16,219              --             --              --         16,219
      Accrued expenses                             --          14,540         76,552              --         91,092
      Current portion of long term debt         6,950             971         11,065              --         18,986
                                            ---------       ---------      ---------       ---------     ----------
                Total current liabilities      23,169          81,546        219,244              --        323,959


Pension Liabilities & Other                        --           5,589         32,851              --         38,440
Deferred Tax Liabilities                           --          11,622          6,985              --         18,607
Long Term Debt                                898,812           1,607         45,617              --        946,036
                                            ---------       ---------      ---------       ---------     ----------
                Total liabilities             921,981         100,364        304,697              --      1,327,042

Commitments and Contingencies                      --              --             --              --             --

Member's Equity:
      Member's equity                          58,504          54,094         60,327         (98,121)        74,804
      Accumulated other comprehensive
       income-minimum pension
       liability in excess of
       unrecognized prior service
       cost, net of tax                            --            (737)            --              --           (737)
      Accumulated other comprehensive
       income-cumulative translation
       adjustments                                 --              --             92              --             92
                                            ---------       ---------      ---------       ---------     ----------

Member's Equity                                58,504          53,357         60,419         (98,121)        74,159
                                            ---------       ---------      ---------       ---------     ----------

Total Liabilities and Member's Equity       $ 980,485         153,721      $ 365,116       $ (98,121)    $1,401,201
                                            =========       =========      =========       =========     ==========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                            GUARANTOR    NONGUARANTOR                   CONSOLIDATED
                                             VENTURE      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                             -------      ------------   ------------    ------------       -----
NET SALES                                  $      --       $ 449,795      $ 430,046       $              $ 879,841
COST OF PRODUCT SOLD                              --         400,353        372,428                        772,781
                                           ---------       ---------      ---------       ---------      ---------
    GROSS PROFIT                                  --          49,442         57,618                        107,060
SELLING, GENERAL & ADMINISTRATIVE
 EXPENSE                                          --          37,529         35,277                         72,806
PAYMENTS TO BENEFICIARY IN LIEU OF
 TAXES                                           252              --             --              --            252
                                           ---------       ---------      ---------       ---------      ---------

    (LOSS) INCOME FROM OPERATIONS               (252)         11,913         22,341                         34,002
INTEREST EXPENSE                              44,867             129            851                         45,847
INTERCOMPANY INTEREST ALLOCATION             (44,867)         44,867          6,184         (6,184)             --
OTHER EXPENSE (INCOME)                        12,788          (8,691)           787        (19,090)        (14,206)
                                           ---------       ---------     ----------       --------       ---------
    (LOSS) INCOME BEFORE TAXES               (13,040)        (24,392)        14,519         25,274           2,361
TAX (BENEFIT) PROVISION                           --          (1,203)           588             --            (615)
MINORITY INTEREST                                 --              --            453             --             453
                                           ---------       ---------     ----------       --------       ---------
    NET (LOSS) INCOME BEFORE
     EXTRAORDINARY LOSS                      (13,040)        (23,189)        13,478         25,274           2,523
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT                        5,569              --             --             --           5,569
                                           ---------       ---------     ----------       --------       ---------
    NET (LOSS) INCOME                      $ (18,609)      $ (23,189)    $   13,478       $ 25,274       $  (3,046)
                                           =========       =========     ==========       ========       =========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                            GUARANTOR    NONGUARANTOR                   CONSOLIDATED
                                             VENTURE      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                             -------      ------------   ------------    ------------       -----
NET SALES                                  $      --       $ 124,255      $ 315,791       $      --      $ 440,046
COST OF PRODUCT SOLD                              --         125,627        267,398              --        393,025
                                           ---------       ---------      ---------       ---------      ---------
    GROSS PROFIT                                  --          (1,372)        48,393              --         47,021
SELLING, GENERAL & ADMINISTRATIVE
 EXPENSE                                          --          10,681         27,901              --         38,582
PAYMENTS TO BENEFICIARY IN LIEU OF TAXES         175              --             --              --            175
                                           ---------       ---------      ---------       ---------      ---------
    (LOSS) INCOME FROM OPERATIONS               (175)        (12,053)        20,492              --          8,264
INTEREST EXPENSE                              20,758              32             29              --         20,819
INTERCOMPANY INTEREST ALLOCATION             (20,758)         20,758          5,079          (5,079)            --
OTHER EXPENSE (INCOME)                        60,240          19,130            543         (74,219)         5,694
                                           ---------       ---------      ---------       ---------      ---------
    (LOSS) INCOME BEFORE TAXES               (60,415)        (51,973)        14,841          79,298        (18,249)
TAX (BENEFIT) PROVISION                           --          (1,347)           327              --         (1,020)
MINORITY INTEREST                                 --              --            424              --            424
                                           ---------       ---------      ---------       ---------      ---------
    NET (LOSS) INCOME BEFORE
     EXTRAORDINARY LOSS                      (60,415)        (50,626)        14,090          79,298        (17,653)
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT                           --              --             --              --             --
                                           ---------       ---------      ---------       ---------      ---------
  NET (LOSS) INCOME                        $ (60,415)      $ (50,626)     $  14,090       $  79,298      $ (17,653)
                                           =========       =========      =========       =========      =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(Dollars IN THOUSANDS)


                                                               GUARANTOR    NONGUARANTOR                    CONSOLIDATED
                                                 VENTURE     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                 -------     ------------   ------------    ------------        -----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                 $ (18,609)     $ (23,189)     $  13,478       $  25,274       $  (3,046)
    Adjustments  to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                --         32,530         15,073              --          47,603
         Loss from the disposal of fixed
          assets                                      --             --            335                             335
         Unrealized loss on investments           (6,990)            --           (303)             --          (7,293)
         Net extraordinary loss on
          early extinguishment of debt             5,569             --             --              --           5,569
         Change in accounts receivable                --        (11,862)         6,588              --          (5,274)
         Change in inventories                        --         (6,892)        14,479              --           7,587
         Change in prepaid and other
          current assets                              --           (856)       (12,001)             --         (12,857)
         Change in other assets                       --        (12,305)          (361)             --         (12,666)
         Change in accounts payable                   --         13,758         (4,930)             --           8,828
         Change in accrued expenses                2,832            247          5,216              --           8,295
         Change in pension liabilities
          and other                                   --         (1,666)        10,295              --           8,629
         Change in deferred taxes                     --         (1,123)        (6,581)             --          (7,704)
                                               ---------      ---------      ---------       ---------       ---------
         Net cash provided by (used in)
          Operating activities                   (17,198)       (11,358)        41,288          25,274          38,006

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of subsidiaries, net of
     cash acquired                                    --       (469,644)        18,802              --        (450,842)
    Capital expenditures                              --        (17,558)       (16,992)             --         (34,550)
    Net activity in investments in and
     advances to (from)
     subsidiaries and affiliates                (524,801)       537,035         13,040         (25,274)             --
    Proceeds from sale of fixed assets                --             --            692              --             692
                                               ---------      ---------      ---------       ---------       ---------
    Net cash used in investing activities       (524,801)        49,833         15,542         (25,274)       (484,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under                                                               --
     revolving credit facility                   (25,213)            --            (71)                        (25,284)
    Net proceeds from issuance of debt           650,000             --             --                         650,000
    Payment for early extinguishment
     of debt                                     (82,788)                           --              --         (82,788)
    Debt issuance fees                                --        (27,731)            --              --         (27,731)
    Principal payments on debt                        --         (2,377)       (50,926)             --         (53,303)
                                               ---------      ---------      ---------       ---------       ---------
    Net cash (used in) provided by
     financing activities                        541,999        (30,108)       (50,997)             --         460,894

Effect of exchange rate changes on cash
 and cash Equivalents                                 --             --         (1,126)             --          (1,126)

         NET INCREASE IN CASH                         --          8,367          4,707              --          13,074

CASH AT BEGINNING OF PERIOD                    $      --      $      60             70       $      --       $     130
                                               ---------      ---------      ---------       ---------       ---------
CASH AT END OF PERIOD                          $      --      $   8,427      $   4,777       $      --       $  13,204
                                               =========      =========      =========       =========       =========

9.  SEGMENT REPORTING

    Prior to the Peguform Acquisition on May 28, 1999, the Company was organized and operated in one reporting segment. As a result of the Peguform Acquisition, the Company is organized and managed based primarily on geographic markets served. Under this organizational structure, the Company's operating segments have been aggregated into two reportable segments: North America and Europe. The following table presents net sales and other financial information by business segment for the nine months ended September 30, 1999 (in thousands):


                                                    INCOME (LOSS)          NET            TOTAL
                                     NET SALES     FROM OPERATIONS    INCOME (LOSS)       ASSETS
                                     ---------     ---------------    -------------       ------
       NORTH  AMERICA (Venture)      $ 454,651        $  13,481       $  (14,704)      $1,085,452
       EUROPE (Peguform)               425,190           20,521           11,658          362,031
       ELIMINATIONS                         --               --               --          (46,282)
                                     ---------        ---------       ----------       ----------
         TOTAL                         879,841           34,002           (3,046)       1,401,201
                                     =========        =========       ==========       ==========



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


                                                           Three months ended         Nine months ended
                                                              September 30,             September 30,
                                                            1999         1998         1999         1998
                                                            ----         ----         ----         ----
Net sales                                                  100.0  %     100.0  %     100.0  %     100.0  %
Cost of products sold                                       89.3         84.2         87.8         83.1
                                                           -----        -----        -----        -----
Gross profit                                                10.7         15.8         12.2         16.9
Selling, general and administrative expense                  8.8         10.9          8.3          9.3
Payments to beneficiary in lieu of distributions             0.0          0.0          0.0          0.1
                                                           -----        -----        -----        -----
       Income from operations                                1.9          4.9          3.9          7.5
Interest expense                                             4.7          6.9          5.2          5.7
Other expense (income)                                       1.3          0.0         (1.6)         0.0
                                                           -----        -----        -----        -----
(Loss) income before taxes                                  (4.1)        (2.0)         0.3          1.8
Tax provision                                               (0.2)         0.5         (0.1)         0.3
Minority interest                                            0.1          0.0          0.1          0.0
                                                           -----        -----        -----        -----
Net (loss) income before extraordinary loss                 (4.0)        (2.5)         0.3          1.5
Extraordinary loss on early extinguishment of debt           0.0          0.0          0.6          0.0
                                                           -----        -----        -----        -----
Net (loss) income                                           (4.0) %      (2.5) %      (0.3) %       1.5  %
                                                           =====        =====        =====        =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Net sales for the third quarter of 1999 increased $302.1 million, or 218.9%, from the third quarter of 1998. This increase was due to the addition of Peguform's sales for the third quarter of 1999. Domestically, sales decreased $11.7 million, or 8.5%, due primarily to lower tooling sales, as compared to the comparable period in the prior year, and a $1.9 million retroactive sales price reduction negotiated with a major customer. This customer has awarded the Company with a significant New Program (described below) with production scheduled to begin in 2001. The Company expects some recovery of tooling sales in the fourth quarter, however, management believes some projects originally scheduled for the fourth quarter will be delayed.

GROSS PROFIT. Gross profit for the third quarter of 1999 increased $25.3 million to $47.0 million compared to $21.7 million for the third quarter of 1998. As a percentage of net sales, gross profit decreased to 10.7% for the third quarter of 1999 from 15.8% for the third quarter of 1998. The decrease was in part due to the contribution of Peguform's lower margin business being included in the consolidated sales for the third quarter. However, the primary reason for the reduction was a decrease in the gross profit margin for domestic operations to a negative gross profit margin of (0.2)% from a gross profit margin of 15.8% in the third quarter of 1998. The decrease in margin arose as a result of several items, including: (1) lower tooling sales completed in the third quarter, (2) sales price reductions as described above not offset by productivity improvements at the manufacturing plants and (3) several significant new model launch problems. The new model launch problems have been substantially resolved as of the date of this report, but did negatively affect early fourth quarter results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the third quarter of 1999 increased $23.6 million, or 158%, to $38.6 million compared to $15.0 million for the third quarter of 1998. As a percentage of net sales, selling, general and administrative expense decreased to 8.8% for the third quarter of 1999 as compared to 10.9% for the third quarter of 1998. The decrease is primarily attributable to the impact of Peguform's lower selling, general and administrative expense as a percentage of net sales, relative to Venture's, being included in the operating results for the third quarter. Third quarter selling, general and administrative expense was negatively impacted by $3.2 million for wage increases and bonuses granted to management employees. The continuing effect of the wage increase on an annual basis will be approximately $1.3 million.

INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the third quarter of 1999 increased $1.5 million, or 21.7%, to $8.3 million, compared to income of $6.8 million for the third quarter of 1998. As a percentage of net sales, income (loss) from operations decreased to 1.9% for the third quarter of 1999 from 4.9% for the third quarter of 1998.

INTEREST EXPENSE. Third quarter interest expense increased $11.3 million, or 117.8%, to $20.8 million in 1999 as compared to 1998. The increase is the result of the increased debt associated with the acquisition of Peguform partially offset by a reduced overall cost of capital under the new capital structure, after consideration of interest rate swaps.

OTHER EXPENSE. Other expense is primarily comprised of $12.5 million non-cash, mark-to-market adjustments on various currency and interest rate swaps entered into during the second quarter to economically hedge the Company's exposure to foreign exchange and interest rate risk associated with the acquisition of Peguform. These cross currency and interest rate swaps serve to reduce the overall cost of capital of the Company, while also providing an economic hedge to fluctuations in foreign exchange rates. This amount was offset by approximately $7.2 million in currency exchange gains during the quarter.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. In connection with the issuance of the 1999 Notes, the Company redeemed its 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest which resulted in an extraordinary loss of $5.6 million ($3.8 million prepayment penalty plus unamortized deferred financing costs of $1.8 million).

NET LOSS. Due to the foregoing, the net (loss) income for the third quarter of 1999 increased to $(17.7) million compared to $(3.4) million for the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Net sales for the first nine months of 1999 increased $397.3 million, or 82.3%, as compared to the first nine months of 1998. This increase was due to the addition of Peguform's sales for the second and third quarters. Domestically, sales decreased $27.9 million, or 5.8%, due primarily to lower tooling sales as compared to the comparable period in the prior year. Net sales for the period were also reduced by a $4.9 million retroactive sales price reduction negotiated with a major customer. This customer has awarded the Company with a significant New Program (described below) with production scheduled to begin in 2001.

GROSS PROFIT. Gross profit for the first nine months of 1999 increased $25.4 million to $107.1 million compared to $81.6 million for the first nine months of 1998. As a percentage of net sales, gross profit decreased to 12.2% for the first nine months of 1999 from 16.9% for the first nine months of 1998. The decrease was in part due to the contribution of Peguform's lower margin business being included in the consolidated sales for the second and third quarters. However, the primary reason for the reduction was a reduction in the gross profit margin for domestic operations during the third quarter to a negative gross profit margin of (0.2)% from a gross profit margin of 15.8% in the third quarter of 1998. The decrease in margin arose as a result of several items, including: (1) lower tooling sales completed in the third quarter, (2) sales price reductions as described above not offset by productivity improvements at the manufacturing plants and (3) several significant new model launch problems. The new model launch problems have been substantially resolved as of this date, but did negatively affect early fourth quarter results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the first nine months of 1999 increased $27.8 million, or 61.6%, to $72.8 million compared to $45.0 million for the first nine months of 1998. As a percentage of net sales, selling, general and administrative expense decreased to 8.3% for the first nine months of 1999 as compared to 9.3% for the first nine months of 1998. The decrease is primarily attributable to the impact of Peguform's lower selling, general and administrative expense as a percentage of net sales, relative to Venture's, being included in the operating results for the second and third quarters. Third quarter selling, general and administrative expense was negatively impacted by $3.2 million for wage increases and bonuses granted to management employees. The continuing effect of the wage increase on an annual basis will be approximately $1.3 million.

INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the first nine months of 1999 decreased $2.2 million, or 0.6%, to $34.002 million, compared to $36.2 million for the first nine months of 1998. As a percentage of net sales, income from operations decreased to 3.9% for the first nine months of 1999 from 7.5% for the first nine months of 1998.

INTEREST EXPENSE. Interest expense for the first nine months of 1999 increased $18.4 million, or 67.1%, to $45.8 million in 1999 as compared to 1998. The increase is the result of the increased debt associated with the acquisition of Peguform, offset by a reduced overall cost of capital under the new capital structure, after consideration of interest rate swaps.

OTHER INCOME. Other income is primarily comprised of $7.2 million of currency exchange gains and $7.0 million non-cash, mark-to-market adjustments on various currency and interest rate swaps entered into during the second quarter of 1999 to economically hedge the Company's exposure to foreign exchange and interest rate risk associated with the Peguform Acquisition. These cross currency and interest rate swaps serve to reduce the overall cost of capital of the Company, while also providing an economic hedge to fluctuations in foreign exchange rates.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. In connection with the issuance of the 1999 Notes, the Company redeemed its 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest which resulted in an extraordinary loss of $5.6 million ($3.8 million prepayment penalty plus unamortized deferred financing costs of $1.8 million).

NET (LOSS) INCOME. Due to the foregoing, net (loss) income for the first nine months of 1999 decreased $10.2 million to $(3.0) million compared to $7.2 million for the first nine months of 1998.


LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

The Company's consolidated working capital was $290.7 million at September 30, 1999 compared to $161.9 million at September 30, 1998, an increase of $128.8 million. The Company's working capital ratio decreased to 1.90x at September 30, 1999 from 3.04x at September 30, 1998. The decrease is due to an increase in current liabilities, primarily accounts payable and accrued expense not offset by a like increase in current assets as a result of the acquisition of Peguform. Net cash provided by operating activities was $38.0 million for the nine months ended September 30, 1999 compared to net cash used of $9.8 million for the same period in 1998. The increase in cash provided by operations is due primarily to a reduction in the net increase in accounts receivable and a net increase in liabilities.

Capital expenditures were $34.6 million for the nine months ended September 30, 1999 compared to $17.2 million for the same period in 1998. The Company continues to upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment.

In the ordinary course of business, the Company seeks additional business with existing and new customers. The Company continues to compete for the right to supply new components which could be material to the Company and require substantial capital investment in machinery, equipment, tooling and facilities. As of the date hereof, however, the Company has no formal commitments with respect to any other such material business, except as noted below.

In August 1999, the Company was awarded a letter of intent for a significant new program for one of its major customers (the "New Program") with projected annual revenues of approximately $100 million with production scheduled to start and ramp up in late 2001. As a result of this award, the Company may be required to make capital expenditures in the range of $40.0 to $80.0 million payable over the next several years in addition to its normal capital expenditures per year. The size and scope of the expenditures associated with the New Program are still being defined.

Net cash provided by financing activities was $460.9 million for the nine months ended September 30, 1999 compared to net cash provided by financing activities of $28.1 million for the same period in 1998. The fluctuation primarily relates to the refinancing of certain existing debt and the issuance of new debt to make the Peguform acquisition.

The aggregate purchase price of the Peguform acquisition was approximately DEM 850 million (approximately $463 million), subject to post-closing adjustments. In addition to the purchase price, the Company had $30.2 million of fees and expenses. The Company is still conducting a review of the post-closing adjustments associated with the acquisition of Peguform and does not know how this will be concluded, however the Company does not expect this to have a material impact on it operations or cash flows.

In connection with the acquisition of Peguform, the Company entered into a new credit agreement (the "New Credit Agreement"). The New Credit Agreement provides for borrowings of (1) up to $175.0 million under a Revolving Credit Facility, which, in addition to those matters described below, will be used for working capital and general corporate purposes; (2) $75.0 million under a five-year Term Loan A; (3) $200.0 million under a six-year Term Loan B and (4) $125 million under an 18-month Interim Term Loan. The New Credit Agreement requires that the $125.0 million principal amount outstanding with respect to the 18-month Interim Term Loan be refinanced by November 27, 2000, using proceeds from the sale of securities that rank pari passu in right of payment with, or are junior to, the 12% senior subordinated notes due 2009, described below. The Revolving Credit Facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175.0 million less the amount of any letter of credit issued against the New Credit Agreement. At September 30, 1999 the Company had $51.8 million outstanding with $123.2 million still available under the Revolving Credit Facility. The New Credit Agreement and documents governing the Company's 9 1/2% senior notes due 2005, 11% senior notes due 2007 and 12% senior subordinated notes due 2009 contain various covenants. As of September 30, 1999, the Company was in compliance with all such covenants.

At September 30, 1999 the Company's interest rates under the New Credit Agreement are based on the London Interbank Offer Rate ("LIBOR"), or an Alternate Base Rate ("ABR"), which is the larger of the bank's corporate base rate of interest announced from time-to-time or the federal funds rate plus 1/2% per annum, and, in the case of non-dollar denominated loans, a Euro currency reference rate. Interest rates will be determined by reference to the relevant interest rate option, plus an Applicable Margin (as defined) based on the Company's Consolidated Ratio of Total Debt to EBITDA. Obligations under the New Credit Agreement are to be jointly and severally guaranteed by the Company's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of the Company and its domestic subsidiaries. The New Credit Agreement became effective May 27, 1999 contemporaneously with the completion of the Peguform acquisition.

In addition, we issued $125.0 million of unsecured senior notes due 2007 and $125.0 million of unsecured senior subordinated notes due 2009. Proceeds from the issuance of these notes, together with borrowings under the New Credit Agreement were used to (1) fund cash consideration paid in the Acquisition; (2) redeem the Company's 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875%, plus accrued interest; (3) refinance amounts outstanding under the Company's prior senior credit facility; (4) pay certain fees and expenses related to the acquisition of Peguform and the offering of the notes; and (5) fund working capital and other general corporate purposes.

As part of the Peguform acquisition, and to take advantage of lower interest rates in Europe and to hedge its exchange rate risk, the Company entered into currency (US dollar versus Euro) and interest rate swaps. The currency swaps are in notional amounts of $205 million and $250 million, which mature in 2002 and 2004 respectively. The interest rate swaps are in notional amounts of $410 million and $500 million also maturing in 2002 and 2004, respectively. These currency and interest rate swaps effectively converted the Company's United States dollar fixed rate coupon on its 9 1/2% senior notes, 11% senior notes and 12% senior subordinated notes to a Euro fixed rate coupon. These instruments only partially qualified for hedge accounting, which resulted in a non-cash increase in earnings related to the mark to market on the swaps in the amount of $7.0 million as of September 30, 1999 which was recorded as other income on the income statement and in investments on the balance sheet. The hedge accounting impact of these interest rate swaps was to reduce interest expense by $467,000 in the nine months ended September 30 1999. The non-cash impact of the mark to market adjustments each quarter to earnings and to current assets may be significant both positively and negatively in the future depending on currency and interest rate movements. See "Item 3. Quantitative and Qualitative Disclosure about Market Risk" for a further discussion.

The Company believes that its existing cash balances, operating cash flow, borrowings under its bank credit facility and other short term arrangements will be sufficient to fund working capital needs, and normal capital expenditures required for the operation of its existing business through the end of 2000. The Company is obligated to refinance the Interim Term Loan portion of the New Credit Agreement prior to the end of 2000 and the Company is exploring its options. As the scope of the New Program, defined above, is further defined, the Company may seek new or amended credit arrangements to fund these capital expenditures and working capital requirements and may address this in connection with the refinancing of the Interim Term Loan.

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

Based on its initial assessments, the Company determined that it needed to modify or replace certain portions of its equipment, hardware, and software so that affected systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with the modifications made and some replacement of existing equipment, hardware and software, the year 2000 risk has been substantially reduced.

All phases of the Company's plan to resolve year 2000 issues, from inventory to testing, have been completed as of the date of this report.

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

Concerning IT systems, all applications have been upgraded to year 2000 compliant versions. For non-IT systems, the Company has dedicated resources to assist in identifying potentially affected intelligent devices. Determination of compliance status, remediation, and testing of these devices has been more difficult than IT systems, as some of the manufacturers of potentially affected equipment are no longer in business; however, based on the Company's assessment, non-IT systems appear to be year 2000 compliant.

 The external business partners category of potentially affected items primarily includes the process of identifying and prioritizing critical suppliers and customers, and communicating with them about their plans and progress in addressing the year 2000 problem. The Company has developed a questionnaire that has been used to obtain this information from key existing business partners. The Company has contacted 100% of our key existing business partners and 85% have responded, with 98% of those who responded indicating that they are year 2000 compliant. Based on the responses to the Company's questionnaires and other alternative evidence obtained, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these parties will be year 2000 ready and the inability of these parties to successfully complete their year 2000 compliance program could impact the Company. For key business partners, the initial assessments are evaluated and, as deemed necessary, follow-up assessments are made. The Company expects this process to be ongoing throughout 1999. The Company has developed contingency plans to address potential year 2000 exposure. Testing of these contingency plans will be ongoing throughout the remainder of 1999. These plans included the purchase of addition supplies and raw materials before year end and to use back up pull systems that do not rely on computers. The Company will also monitor vendors and is prepared to change if required.

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

The failure to remediate a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, including the Company's ability to produce or deliver products to its customers. These failures could materially or adversely affect the results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year 2000 problem, the Company is unable to determine with certainty at this time whether the consequences of year 2000 failure will have a material impact on it. The year 2000 plan was designed to significantly reduce the level of uncertainty about the year 2000 problem. The Company believes that by executing the year 2000 plan in a timely manner, the possibility of significant interruptions to normal operations should be reduced. The Company believes that its most reasonably likely worst case scenario is that certain suppliers will not be able to supply the Company with key materials, thus disrupting the manufacture and sale of products to customers.

New Accounting Standard

On September 23, 1999, the Emerging Issues Task Force reached a consensus, Issue number 99-5 "Accounting for Pre-Production Cost related to Long-Term Supply Arrangements". These Pre-production costs relate to the design and development of parts that will be supplied under a supply arrangement. The consensus requires that going forward these types of cost should be expensed as incurred as opposed to being capitalize and amortized over the production life. The Company has historically capitalized these types of cost as deferred program cost and amortized this over the production life. At September 30, 1999 capitalized deferred program cost was approximately $26.9 million. The Company is presently studying the options give for adoption of the consensus, which must be decided by the end of the current year. The Company has the option of continuing to amortization the current capitalized costs or expense the remaining balance as a cumulative change in accounting treatment. The Company will make a decision prior to year-end.

In June of 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Standard was to apply in the first quarter of our fiscal year beginning January 1, 2000. In July 1999 the FASB approved SFAS no. 137, which delayed the implementation date for SFAS No. 133 for one year. As such the Company is now studying when the standard will be adopted.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, Venture has entered into a variety of foreign exchange and interest rate financial instruments. A discussion of the Company's accounting policies for derivative financial instruments can be found in the Organization and Summary of Significant Accounting Policies and Financial Instruments footnotes to the financial statements found in Item 8 of the Company's 1998 Annual Report on Form 10-K.

FOREIGN CURRENCY EXCHANGE RATE RISK. The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company's most significant foreign currency exposures relate to Germany, Spain, France, the Czech Republic, Mexico, Brazil and Canada. As of September 30, 1999, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $3.3 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $54.4 million. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

A portion of the Company's assets are based in its foreign operations and are translated into U. S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of member's equity. Accordingly, the Company's consolidated member's equity will fluctuate depending upon the weakening or strengthening of the U. S. dollar against the respective foreign currency.

INTEREST RATE RISK. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. Venture has entered into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. As of September 30, 1999, the net fair value asset of financial instruments with exposure to interest rate risk was approximately $10.3 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse shift in interest rates would be approximately $6.9 million.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported, on February 23, 1998, the Attorney General of the State of Michigan and the Michigan Department of Environmental Quality instituted legal proceedings in state court alleging that the Company has ongoing violations of air pollution control laws, primarily related to the level of emissions and odors discharged from its Grand Blanc paint facility. In October 1999, the parties to this litigation reached agreement in principle to settle the case by the installation of full pollution abatement equipment at the Grand Blanc facility and payment by the Company of a penalty of $1.1 million. The conclusion of this agreement depends upon the ability to secure a rezoning of a parcel next to the plant and the negotiation of a consent order on terms satisfactory to both parties. Consequently, there can be no assurance that the agreement in principle will be concluded. If the agreement is not concluded, the Company intends to continue to vigorously contest this legal proceeding and prepare for trial.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. A list of the exhibits required to be filed as part of this Form 10-Q is included under the heading "Exhibit Index" in this Form 10-Q and is incorporated herein by reference.

         (b)       Reports on Form 8-K.

                   The following filings occurred in the third quarter of 1999:

                   Date                      Information Reported
                   ----                      --------------------
                   August 10, 1999           Item 7 regarding the Peguform
                                             Acquisition.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VENTURE HOLDINGS COMPANY
                                       LLC, VEMCO, INC., VENTURE
                                       INDUSTRIES CORPORATION,
                                       VENTURE MOLD & ENGINEERING
                                       CORPORATION, VENTURE LEASING
                                       COMPANY, VEMCO LEASING, INC.,
                                       VENTURE HOLDINGS CORPORATION,
                                       VENTURE SERVICE COMPANY,
                                       EXPERIENCE MANAGEMENT LLC,
                                       VENTURE EUROPE, INC., AND
                                       VENTURE EU CORPORATION



Date:  December 6, 1999                /s/ James E. Butler
                                       --------------------------
                                       James E. Butler
                                          Chief Financial Officer

                                       Signing on behalf of each registrant and as principal financial officer of each registrant.

                                  EXHIBIT INDEX


Exhibit
No.          Description
-------      -------------------------------
27.1         Financial Data Schedule.
