Form 10-K405
period 1999-12-31
VENTURE HOLDINGS CO LLC; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO; VENTURE EU CORP; VENTURE EUROPE INC
filed 2000-03-30
CIK 1088341, 916104, 916105, 916106, 916107, 916108, 916109, 916112, 1089450, 1089451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
-------
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[       ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
---------
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to

                        Commission File Number: 333-82617

                          VENTURE HOLDINGS COMPANY LLC
  Michigan                                                           38-3470015
                               VEMCO, INC.
  Michigan                                                           38-2737797
                      VENTURE INDUSTRIES CORPORATION
  Michigan                                                           38-2034680
                  VENTURE MOLD & ENGINEERING CORPORATION
  Michigan                                                           38-2556799
                         VENTURE LEASING COMPANY
  Michigan                                                           38-2777356
                           VEMCO LEASING, INC.
  Michigan                                                           38-2777324
                       VENTURE HOLDINGS CORPORATION
  Michigan                                                           38-2793543
                          VENTURE SERVICE COMPANY
  Michigan                                                           38-3024165
                        EXPERIENCE MANAGEMENT, LLC
  Michigan                                                           38-3382308
                           VENTURE EUROPE, INC.
  Michigan                                                           38-3464213
                          VENTURE EU CORPORATION
  Michigan                                                           38-3470019

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

Yes     X      .  No        .
   ------------     --------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                          VENTURE HOLDINGS COMPANY LLC
                                    FORM 10-K
                                TABLE OF CONTENTS
                                -----------------

                                                                                                        PAGE #
                                                                                                        ------


PART I
         Item 1.  Business                                                                                1
         Item 2.  Properties                                                                              11
         Item 3.  Legal Proceedings                                                                       14
         Item 4.  Submission of Matters to Vote of Security Holders                                       14

PART II
         Item 5.  Market for the Registrant's Common Equity and Related Stockholders Matters              14
         Item 6.  Selected Consolidated Financial Data                                                    14
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                              16
         Item 7a. Quantitative and Qualitative Disclosures about Market Risks                             24
         Item 8.  Financial Statements and Supplementary Data                                             24
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                              53

PART III.
         Item 10. Directors and Executive Officers of Registrant                                          53
         Item 11. Executive Compensation                                                                  55
         Item 12. Security Ownership of Certain Beneficial Owners and Management                          57
         Item 13. Certain Relationships and Related Transactions                                          57

PART IV.
       Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                           61

SIGNATURES                                                                                                62

                                     PART I

ITEM 1.  BUSINESS
GENERAL

       Venture Holdings Company LLC, ("Venture") is the successor to Venture Holdings Trust, which was established by Larry J. Winget in 1987. Venture Holdings Company LLC owns, directly or indirectly, all of the outstanding capital stock of, or equity interests in, each of its subsidiaries, except for its 70% owned Mexican and 50% owned Spanish joint ventures. As used in this report, unless otherwise stated, "our," "us," and "we" refer to Venture Holdings Company LLC and its subsidiaries.

       We are an industry leader and a worldwide full-service supplier and manufacturer of plastic components, modules and systems, and an industry leader in applying new design and engineering technology to develop innovative products, create new applications and reduce product development time. We rank among the largest designers and manufacturers of interior and exterior plastic components and systems to the North American and European automotive markets. We have the capability to provide customers state-of-the-art design and advanced engineering services 24 hours a day around the world. Our principal customers include every major North American original equipment manufacture or OEM, eleven of the twelve major European OEMs, several major Japanese OEMs, and leading direct or "Tier I" suppliers. We operate 59 facilities in the following 10 countries: the United States, Canada, Germany, Spain, France, Hungary, the Czech Republic, Mexico, Netherlands, and Brazil. Our comprehensive manufacturing capabilities include custom injection molding, automated painting and assembly, and material and product testing. We also have extensive tool making capabilities. Our engineering focuses on anticipating actual production issues and integrating part design with tool design to create an efficient manufacturing process. We refer to this emphasis as "design for manufacture."

       We emphasize the design and manufacture of components and integrated systems as a sole-source supplier. We currently supply components or systems on over 150 models. Interior products include such items as instrument panel systems, door panels, airbag covers, side wall trim, garnishment molding systems and consoles. Exterior products include front and rear bumper fascias and systems, body side moldings, hatchback doors, fenders, grille opening panels and reinforcements, farings, wheel lips, and large body panels such as hoods, sunroofs, doors and convertible hardtops.

       Our principal executive offices are located at 33662 James J. Pompo Drive, Fraser, Michigan 48026 and our telephone number is (810) 294-1500.


THE PEGUFORM ACQUISITION

       A key element of our business strategy has been to increase our global presence to meet our OEM customers' global needs. On May 28, 1999, we acquired Peguform GmbH in furtherance of this strategy. Peguform has been a leading international designer and manufacturer of complete interior modules, door panels and dashboards and of exterior modules and other structural plastic body parts, including bumper fascias and hatchback doors. As a result of the Peguform acquisition, we acquired manufacturing facilities in Germany, Spain, France, the Czech Republic, Mexico and Brazil. Our manufacturing network is enhanced by 9 module centers across Europe, serving as final assembly units located directly at, or very close to, selected customers' car assembly plants. Peguform's proven ability to gain development orders for new and successor models is enhanced by its product engineering efforts, including such innovations as thermoplastic bumpers, a proprietary slush molding process, a thermoplastic hatchback door and painting technologies such as electro-static painting and the use of water-based paint.

       We now have an established and significant presence in Europe and South America as a result of the Peguform acquisition, which complemented our strengths in North America, giving us the ability to service our OEM customers much more broadly than either Venture or Peguform could individually. Additionally, we believe that the Peguform acquisition has enhanced the business in additional ways, representing mutually beneficial synergies that go beyond the expansion of geographic reach, including the following: expanded engineering capabilities; complementary technology; strengthened and expanded customer relationships; and operational efficiencies.


PRINCIPAL PRODUCTS

       We design and produce injection molded, compression molded, injection compression molded, reaction injection molding ("RIM") and slush molded plastic parts primarily for OEMs and other Tier I suppliers. We also emphasize complex products, such as instrument and door panel assemblies, which require the integration of multiple components into complete sub-assemblies.

       The following sets forth information about our automotive products and vehicle models on which they are used or for which we have been awarded business.

                                                                                              AWARDED BUSINESS ON
       COMPONENT               OEM/CUSTOMER        CURRENT PRODUCTION (A)                     FUTURE PRODUCTION (B)
       ---------               ------------        ----------------------                     ---------------------
       Interior Trim           Audi                A3, A4,TT, A8
                               DaimlerChrysler     A Class, Vito, B Van, Breeze, Cirrus,      B Van, Breeze, Cirrus,
                                                   Concorde, Eagle, Grand Cherokee, LHS,      Neon, Stratus, PT
                                                   300M, Intrepid, Neon, Stratus, Wrangler,   Cruiser, Wrangler
                                                   Viper, Actros
                               Finley Industries   Beauville
                               Ford                Continental, Escort, Mountaineer, Taurus
                               General Motors      Achieva, Blazer, Cadillac, S5S, Camaro,    Century, Regal, Envoy,
                                                   Cavalier, Century, Lumina,                 GMT 370, GMT 560,
                                                   Express/Savanna Van, Park Avenue, Regal,   Malibu, Saturn
                                                   STS, Skylark, Sunfire, Suburban,
                                                   TransAm, Tahoe, CK Pickup
                               Nissan              HM, Vanette
                               Opel                Corsa
                               Porsche             Boxster, 911
                               Renault             Espace, Megane
                               Seat                Ibiza, Inca, Cordoba, Toledo               Inca
                               Skoda               Felicia, Octavia
                               Volkswagen          Polo, Passat, T4 Van                       Polo, VW611, D1

       Instrument and          Audi                A2, A3, A4, A8, TT                         A4, A8
       Door                    DaimlerChrysler     A Class, B Van, Vito, V Class              Jeep Cherokee
       Panels/Assemblies       General Motors      Corvette, Express/Savanna
                               Nissan              Terrano, Serena
                               Opel                Corsa, Tigra
                               Porsche             Boxster, 911                               911
                               Seat                Ibiza, Inca, Cordoba                       Cordoba
                               Skoda               Felicia, Fabia
                               Volkswagen          Passat, T4 Van, Caddy                      VW 611, Passat, D1
       Airbag Covers           Autoliv             Accord, Alero Cobra, Caravan, Grand Am,
                                                   Grand Cherokee, Mazda 626, Mustang,
                                                   Merecedes, Navigator, S5S, Sable,
                                                   Subaru, Taurus, Town & Country,
                                                   Volkswagen Voyager
                               Breed               Suzuki Tracker, Wrangler                   Chrysler RS, Chrysler
                                                                                              PT-44

                                                                                              AWARDED BUSINESS ON
       COMPONENT               OEM/CUSTOMER        CURRENT PRODUCTION (A)                     FUTURE PRODUCTION (B)
       ---------               ------------        ----------------------                     ---------------------
                               DaimlerChrysler     A Class
                               TRW                 Breeze, Cirrus, Mustang, Neon, Stratus,
                                                   PN96, Town Car, Ranger

       Cladding/Exterior       Audi                A3, A6
                               BMW                 3 Series, 5 Series, 7 Series               7 Series
                               DaimlerChrysler     Dakota, Dakota Quad, Durango, Eclipse,
                                                   Vito, V Class, Actros
                               Ford                Escort, Explorer, Expedition, F-Series     Ranger
                                                   Pickups, Mustang, Navigator, Nissan,
                                                   Quest, Ranger, Villager
                               General Motors      Astro Van, Corvette, Denali, Escalade,
                                                   Express/Savanna Van, Firebird,             Malibu, CK Pickup
                                                   Grand Am, Grand Am GT, Impala, Lumina,
                                                   Monte Carlo, Opel, Safari, Saturn,
                                                   Silhouette, Sonoma, S10, Suburban,
                                                   Sunfire, Tahoe, Transport, Yukon,
                                                   Venture
                               Nissan              Terrano, Serena, Tino, Micra               HS
                               Opel                                                           Vectra
                               PSA Peugeot         Xantia, Xsara, Saxo, 306                   806(V)
                               Renault             Megane, Clio, Megane 4x4
                               Seat                Ibiza, Toledo
                               Skoda               Oktavia, Fabia
                               Volkswagen          Polo, Beetle, Jetta                        Polo
                               Volvo                                                          V/S40

       Fascias                 Audi                A4, TT                                     A4
                               BMW                 3 Series, 5 Series                         3 Series, 5 Series
                               DaimlerChrysler     Vito, V Class, Sprinter
                               Ford                F-Series Pick-up, Explorer,
                               General Motors      Astro, DeVille, Eldorado, Extreme,
                                                   LeSabre, Montana, Seville, Safari,
                                                   Transport, Opel, STS, Venture
                               Isuzu               Rodeo
                               Karmann             Golf Cabrio
                               Mitsubishi          Carisma, Spacestar
                               Opel                Omega, Catera
                               PSA Peugeot         106, 206, 306, Xsara, Berlingo, Saxo,
                                                   806, Picasso
                               Porsche             Boxster, 911                               Boxster, 911
                               Renault             Twingo, Clio, Megane, Master, Express,
                                                   Kangoo, Laguna
                               Skoda               Felicia, Octavia, Fabia                    Octavia
                               Seat                Ibiza, Inca, Cordoba, Toledo, Leon         Ibiza, Inca
                               Volvo               V/S 40                                     V/S 40
                               Volkswagen          Passat, Golf, Polo, Jetta, Vento, Caddy,   Polo, D1
                                                   Bora, Lupo, LT2, Utility
       Functional              DaimlerChrysler     A Class, Vito
       Components              Ford                Taurus, Contour, Escort, F-Series          Econoline Van,
                                                   Pick-up, Econoline Van, Jaguar, Lincoln    Thunderbird, Ranger,
                                                   LS, Mustang, Mystique, Navigator,          Navigator, Expedition
                                                   Expedition, Ka

                                                                                              AWARDED BUSINESS ON
       COMPONENT               OEM/CUSTOMER        CURRENT PRODUCTION (A)                     FUTURE PRODUCTION (B)
       ---------               ------------        ----------------------                     ---------------------
                               General Motors      Blazer, Delphi-AC Spark Plug, G Van,
                                                   Express/Savanna Van, Seville, Skylark
                               Nissan              Terrano, Serena, Tino, TK
                               Opel                Astra, Corsa
                               PSA Peugeot         Berlingo                                   306, Xanita, 806(V)
                               Renault                                                        Megane 4x4
                               Volvo                                                          V/S 40

       Miscellaneous           Club Car            Golf Cart bodies
       Non-Automotive          Whirlpool           Consumer white goods
                               Esswein             Consumer white goods
                               Panasonic           Television cases
                               Case Tractor        MU7 Tractor Exterior

        ------------------------

       (a) Represents models for which we will produce and supply products in 2000 and, in most cases, future years beyond 2000.

       (b) The amount of products produced under these awards is dependent on the number of vehicles manufactured by the OEMs. Many of the models are versions of vehicles not yet in production. There can be no assurance that any of these vehicles will be produced or that we will generate certain revenues under these awards even if the models are produced.


CUSTOMERS AND MARKETING

       We compete in the global OEM supplier industry, which is characterized by a small number of OEMs, which are able to exert considerable pressure on OEM suppliers. Sales to these customers consist of a large number of different parts, tooling and other services, which are sold to separate divisions and operating groups within each customer's organization. We typically receive purchase orders from such customers that generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or purchase orders, or a significant decrease in demand for certain models or a group of related models sold by any of our major customers could have a material adverse effect on us. In addition, our failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect us. OEM customers are also able to exert considerable pressure on component and system suppliers to reduce costs, finance tooling, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional engineering capabilities required by OEMs will not have a material adverse effect on our financial condition or results of operations.

       Our principal customers include every major North American OEM, eleven of the twelve major European OEMs, several major Japanese OEMs, and leading Tier 1 suppliers. We maintain diversity of volume among the various divisions of the OEMs, and we are further diversified by our position as a supplier for a number of high volume vehicle platforms manufactured by those divisions. We continue to pursue new opportunities with North American, European, and Japanese OEMs. Our non-automotive customers include Club Car, Inc., Whirlpool, Case Tractor, Panasonic, and Esswein. See Note 14 of Notes to Consolidated Financial Statements for a description of our North American and European segments.

       The approximate percentage of net sales to our principal customers for the years ended December 31, 1997 through 1999 are shown below:

                                                 YEAR ENDED DECEMBER 31,
       CUSTOMER                                1999        1998        1997
       --------                                ----        ----        ----
       NORTH AMERICA:
       General Motors                            18%         38%         40%
       Ford                                       11          23          27
       DaimlerChrysler                             7          15           8
       Foreign OEM's                               1           5           7
       Tier 1 Suppliers to OEMs                    6          15          13
       Other Automotive                            2
       Non-Automotive                              1           4           5
       EUROPE:
       Audi AG                                    13          --          --
       Volkswagen AG                               9          --          --
       DaimlerChrysler AG                          5          --          --
       PSA Peugeot Citroen                         4          --          --
       Skoda Automobilova                          3          --          --
       Renault SA                                  2          --          --
       Bayerische Motoren Werke AG (BMW)           3          --          --
       Seat, S.A.                                  5          --          --
       Porsche AG                                  2          --          --
       Adam Opel AG                                1          --          --
       Other Automotive                            5          --          --
       Non-Automotive                              1          --          --
       OTHER:
       Isuzu Motors Limited                        1          --          --
                                          -----------------------------------
       TOTAL                                    100%        100%        100%
                                          ===================================


       Our sales are made directly to the OEMs with marketing and customer support assistance provided by an affiliated company, wholly owned by Mr. Winget, and by other unaffiliated entities. See "Item 13. Certain Relationships and Related Transactions."


RAW MATERIALS

       Our manufacturing processes use a variety of raw materials, principally engineered plastic resins such as nylon, polypropylene (including thermoplastics), polycarbonate, acrylonitrile-butadiene-styrene, fiberglass reinforced polyester, polyethylene terephthalate ("PET") and thermoplastic polyurethane ("TPU"); a variety of ingredients (such as fiberglass) used in compounding materials used in the compression molding process; paint related products; and steel for production molds. Although all of these materials are available from one or more suppliers, our customers generally specify materials and suppliers to be used by us in connection with a specific program. We procure most of our raw materials by issuing annual purchase orders under which our annual needs for such materials are estimated. Releases against such purchase orders are made only upon our receipt of corresponding orders from our customers. We have not experienced raw material shortages, although there can be no assurance that we will not experience raw material shortages in the future. We have, as a result of an increase in world oil prices and pressures from competing industries, seen an increase in raw material prices and we expect more in the future. We are working with our customers and alternative suppliers to offset these increases, but there can be no assurance that we can fully offset the effect of any increase which may negatively impact our gross margin.

COMPETITION

       Our business is highly competitive, and competition generally occurs on the basis of product groups. A large number of actual or potential competitors exist, including the internal component operations of the OEMs as well as independent suppliers, some of which are larger than us. The competitive environment has been affected in recent years by supplier consolidations resulting from OEM supplier optimization policies and the spin-off by OEMs of formerly in-house plastics manufacturing facilities. We believe these consolidations and divestitures could benefit our future product pricing, as formerly marginal competitors are removed and spun-off in-house manufacturing facilities are forced to compete independently.

       We compete primarily on the basis of quality, cost, timely delivery and customer service and, increasingly, on the basis of design and engineering capability, painting capability, new product innovation, product testing capability and the ability to reduce the time from concept to mass production, commonly referred to as "art to part." Some of the OEMs have adopted supplier management policies, which designate preferred future suppliers and, in some cases, encourage new suppliers to supply selected product groups. We believe that as the OEMs continue to strive to reduce new model development cost and timing; innovation, and design and engineering capabilities will become more important as a basis for distinguishing competitors. We believe that we have an outstanding reputation among OEMs in these two areas which has been enhanced as a result of the Peguform acquisition.

       We believe that in both North America and Europe, our two largest markets, we maintain a competitive advantage due to our position as a full-service OEM supplier. Our major North American competitors include Magna International, Cambridge Industries, Inc., the Textron Automotive division of Textron Corporation, Lear Corporation, The Budd Company plastic division, and Johnson Controls, Inc., plus a large number of smaller competitors.

       The European market is best described in terms of interior and exterior products. Our market position is enhanced as a result of the considerable synergies between interior and exterior modules and by our technological leadership in injection molding. In interior products, we focus on dashboard and door panel modules. In both of these fragmented product markets we rank behind market leader Sommer-Allibert, in a group which includes Plastic Omnium, Faurecia, Johnson Controls, Magna, Lear, Visteon, and Textron. In exterior products, we focus on bumper systems, and we have a favorable market position relative to Plastic Omnium, Dynamit Nobel, Magna, Sommer-Allibert and Rehau.


EMPLOYEES

       At December 31, 1999, we employed approximately 11,800 persons worldwide. In North America, we have 1,163 hourly persons at our Seabrook, New Hampshire; Lancaster, Ohio; and Grand Blanc, Michigan facilities who are covered by collective bargaining agreements with the United Auto Workers. The contract with Seabrook employees was recently renegotiated and expires in June 2002, and the Lancaster contract expires in June 2001. Negotiations regarding a new collective bargaining agreement at the Grand Blanc facility have just recently begun and employees at our Conneaut, Ohio facility have recently voted to be represented by the Teamsters Union, for which negotiations are ongoing. We have not experienced any work stoppages in North America and consider our relations with our North American employees to be good.

       For reasons of flexibility, part of our European workforce is employed on short-term contracts. In addition, leased personnel are utilized in Europe on a short-term basis to cover peak requirements.

       The European workforce is covered by collective bargaining agreements with the following workers unions:

       Germany:         IG Bergbau, Chemie und Erden and IG Holz und Kunststoff
       France:          CFTC, CGC, CGT, CGT-FO and Syndicat National Autonome
                        des Plastiques
       Spain:           Comisiones Obreras, Union General Trabajadores and
                        Central Intersindical Galega
       Czech Republic:  KOVO

       Although we have experienced several minor work stoppages in France in the past, we believe that our relationships with the European workers councils and unions are good.


PATENTS

       We have the right to use various patents, which aid in maintaining our competitive position. These patents begin to expire over the next 15 years. The expiration of such patents is not expected to have a material adverse effect on our financial position or results of operations. See "Item 13. Certain Relationships and Related Transactions."


ENVIRONMENTAL

       Our operations are subject to numerous federal, state and local laws and regulations pertaining to the generation and discharge of materials into the environment. We have taken steps related to such matters in order to minimize the risks of potentially harmful aspects of our operations on the environment. However, from time to time, we have been subject to claims asserted against us by regulatory agencies for environmental matters relating to the generation and disposal of hazardous substances and wastes. Some of these claims relate to properties or business lines acquired by us after a release had occurred. In each known instance, however, we believe that the claims asserted against us, or obligations incurred by us, will not result in a material adverse effect upon our financial position or results of operations. Nonetheless, there can be no assurance that activities at these facilities or facilities acquired in the future, or changes in environmental laws and regulations, will not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required.

       As previously reported, we have been involved in legal proceedings with the Michigan Department of Environmental Quality concerning the emissions from our Grand Blanc paint facility. In October 1999, the parties to the litigation reached an agreement in principle to settle the case by the installation of full pollution abatement equipment at the Grand Blanc facility and payment by us of $1.1 million. The agreement was subject to several conditions, primarily rezoning of the property. In January of 2000, rezoning approval was granted for the new equipment. In February of 2000, we applied for new permits for the installation of the equipment. We are currently negotiating a consent decree with Michigan Department of Environmental Quality and expect this to be completed by the third quarter of 2000. During the fourth quarter of 1999, we established a reserve in the amount of $1.1 million relating to this payment. See "Item
       3. Legal Proceedings."

       In 1998 and 1999, the Michigan Department of Environmental Quality issued 3 letters of violation to our Grand Rapids, Michigan facility, alleging violations of certain emission limitations and coating solvent content requirements of the facility's state air use permit. We are presently reviewing and discussing the alleged violations with the Michigan Department of Environmental Quality, and it is possible that some may be the result of computation and reporting discrepancies. We are evaluating alternative coatings that may address any unresolved violations. It is possible that the Michigan Department of Environmental Quality may seek administrative penalties in connection with the resolution of these matters. We do not believe that the amount of those penalties, if any, will have a material adverse effect on our operations, or that the resolution of these matters will require material capital expenditures, although there can be no assurance that this will not be the case.

       The New Hampshire Department of Environmental Services is currently undertaking an evaluation of certain modifications made in the early 1990's to the paint lines at our Seabrook, New Hampshire facility to determine whether those changes made that facility subject to new source review. The outcome of that evaluation cannot reasonably be predicted or estimated at this time. If the New Hampshire Department of Environmental Services concludes that the facility is subject to new source review, it would likely require the installation of emission control equipment and potentially other capital and operational expenditures, and could possibly give rise to enforcement proceedings against the facility. While we do not believe that any of the foregoing would have a material adverse effect on our operations, there can be no assurance that this will not be the case.

       In connection with the Peguform acquisition, Venture conducted an environmental due diligence assessment of the 16 primary Peguform manufacturing facilities in Europe, Mexico and South America. That assessment identified various potential environmental compliance and contamination issues that may require expenditures to satisfy and ensure compliance with applicable regulatory standards and requirements, defined as "Known Conditions" under the definitive agreement with Klockner Mercator Maschinenbau GmbH. Under the terms of the definitive agreement with Klockner Mercator Maschinenbau GmbH, they are obligated to indemnify us, on a sliding, diminishing scale over a 7 year period, for certain costs we incur in connection with the Known Conditions in excess of DEM
       7.5 million, and in excess of DEM 6.0 million for environmental conditions other than the Known Conditions. We do not believe that any expenditures we may be required to make in connection with the Known Conditions or other environmental issues arising out of the Peguform acquisition will have a material adverse effect on our operations, although there can be no assurance that this will not be the case.

       We have been notified of our status as a potentially responsible party, commonly referred to as a "PRP" at the ReSolve Superfund site in North Dartmouth, Massachusetts, the Solvents Recovery Services site in Southington, Connecticut, the Old Southington Landfill Superfund site in Southington, Connecticut, the Spectron, Inc. site in Elkton, Maryland, and the Hazardous Waste Disposal Inc. site in Farmingdale, New York. At all 5 sites, Venture and all other PRPs are jointly and severally liable for all remediation costs under applicable hazardous waste laws. Therefore, our proportionate share is subject to increase upon the insolvency of other PRPs.

       Regarding the ReSolve site, we have been named, along with Bailey's immediate predecessor, USM Corporation's Bailey division, in the name of Emhart Corporation, as a PRP for wastes sent to the site during the 1970s. Recent estimates provided by the PRP group responsible for the site's remediation indicate that our potential liability for clean-up efforts at the site is approximately $0.4 million for which we are fully reserved and have posted a letter of credit in favor of the PRP group. The discovery of the presence of contaminants in a form not currently susceptible of short-term remediation, however, has created uncertainty about the future scope and cost of clean-up efforts at this site, and a possibility that the ultimate cost of remediation may be higher than previously estimated. We are unable to predict what, if any, effect this recent discovery may have on us.

       On June 18, 1992, we received notice from the EPA that we were a PRP under the federal Superfund law for the Solvents Recovery Services of New England Site in Southington, Connecticut. Based upon a volumetric ranking dated July 7, 1993, the waste allocated to us represented 0.11593% of the total identified waste at the Southington site. Under the terms of a settlement with Emhart, we agreed to assume liability for wastes sent to the SRSNE Site by the Seabrook, New Hampshire facility and Emhart agreed to assume liability for wastes sent by USM's Amesbury, Massachusetts facility. The identified PRPs have organized a group to negotiate with the EPA, and we have joined that group. The group has successfully negotiated with the EPA to reduce the total estimated cost of the initial removal action at the SRSNE Site from an original estimate of $14 million down to a current estimate of approximately $4.0 million. The total estimated cost of long-term remediation at the SRSNE Site is not yet known.

       In January 1994, we received a Notice of Potential Liability for the Old Southington Landfill Superfund Site located in Southington, Connecticut. We received notice, along with USM/Emhart, of liability for the share of Old Southington Landfill Superfund Site costs allocated to USM Corporation, Amesbury, Massachusetts. We entered into a settlement agreement with Emhart under which Emhart will assume sole responsibility for all cleanup costs, imposed by the EPA, arising out of the alleged liabilities of USM Corporation's Bailey division, Amesbury, Massachusetts, for the Old Southington Landfill Superfund Site.

       In June 1989, the EPA notified us that we were a PRP under the federal Superfund law for the Spectron, Inc. site located in Elkton, Maryland. A group of PRPs entered into agreements with the EPA to fund and conduct a $2.8 million emergency response action to remove stored wastes at the site and pay the government's past costs associated with the site, approximately $635,000. There are several thousand PRPs at this site, with most being small generators with low dollar exposure. In December 1989, nearly 800 entities, including Venture, that sent small quantities of waste to the site participated on a cash-out basis in the settlement for past costs and the removal action, and our allocated share was approximately $8,100. Participation in the cash-out settlement gives us protection against contribution claims from third parties for the first phase, or Phase I of the site cleanup.

       In August 1990, a separate PRP group was formed and negotiated an agreement with the EPA to remediate contaminated seeps on the site and perform a limited privately-funded remedial investigation/feasibility study for the site, the so-called Phase II activities. We were not asked to join this Phase II PRP group because that group determined that the companies that paid for Phase I of the cleanup would not be asked to make any financial contributions toward Phase II until the other customers have paid out an amount per gallon equal to that paid by the Phase I parties. An additional investigation was conducted as part of the Phase II activities to determine the nature and extent of a new form of contamination discovered on the site; additional design work will be commenced soon.

       In October 1995, we received a notice from the EPA that we were PRP that has liability for conducting a Remedial Investigation/Feasibility Study at the Spectron site. In connection with this, we may have an opportunity to enter into a de minimis party cash out settlement with the EPA and the other PRPs, the terms of which currently are being negotiated. No estimate can be made at this time as to the amount of Venture's liability at the Spectron site.

       In 1995, the New York Department of Environmental Conservation notified us, as well as a number of other parties, that we were named a responsible party under the Environmental Conservation Law of the State of New York for the Hazardous Waste Disposal, Inc. site located in Farmingdale, New York. Based on available information, our involvement at the site appears to be related to the shipment of 2 drums of waste materials to the site, and consequently minimal. Additional investigations have been undertaken to determine: (1) whether there are any other entities that shipped wastes to the site; and (2) whether any of the named parties actually shipped more than was originally attributed to them. The results to date do not suggest that our ranking at the site will change significantly. We have demanded that Emhart Corporation assume the defense of this claim. Emhart Corporation has taken our demand for a defense and indemnification under advisement. In doing so, Emhart Corporation has taken the position that it did not receive "prompt written notice" of the claim.

       We also face the possibility of liability if we are deemed a successor to TransPlastics for wastes generated and disposed of by TransPlastics when it owned the Conneaut property. TransPlastics has been identified as a PRP at the Millcreek site in Millcreek Township, Pennsylvania, and at the New Lyme Site located in Dodgeville, Ashtabula County, Ohio, and at the Huth Oil Site in Cleveland, Ohio, 3 sites currently undergoing remediation. We also received notices from third parties regarding potential claims in connection with the Huth Oil Site and the Millcreek site. We did not agree to assume any environmental liabilities of TransPlastics and, as a result, submitted claims for indemnification for these matters to TransPlastics, which liabilities TransPlastics has accepted. Under the terms of the Conneaut Acquisition agreement, TransPlastics and its parent companies must indemnify us for any liability arising out of any such claim. Nevertheless, there can be no assurance that TransPlastics and its parent companies will have sufficient assets to satisfy our potential liability for the remediation and any associated damage or cost caused by the contamination.

       We also face potential liability at our Hillsdale, Michigan facility in connection with the acquisition of The Boler Company by Bailey prior to our acquisition of Bailey. An environmental site assessment completed by Boler determined that the ground water at the Hillsdale facility was contaminated with chlorinated solvents as a result of Boler's past site activities. The ground water contamination plume has migrated onto adjacent properties. In addition, the company from which Boler acquired the Hillsdale site is listed as a PRP for a number of off-site disposal locations. The Boler Purchase and Sale Agreement requires Boler to indemnify us for any environmental liabilities which arise in connection with use of the property prior to closing. In addition, Boler has executed a remediation agreement in which it agreed to remediate, at its own expense, the identified ground water contamination at the Hillsdale facility. Boler is currently conducting the remediation at that facility. If Boler has insufficient resources to complete remediation of any contamination for which it has indemnified us or otherwise becomes insolvent, we could incur successor liability for the costs of remediation and any damages to third parties.

       We also have potential liability in connection with contamination at certain property in Cuba, Missouri, which had been leased by Bailey prior to our acquisition of Bailey. The landlord has undertaken to remediate this property at its own expense. We have negotiated the termination of all of our obligations under the lease.

       As a result of the environmental investigation conducted as part of its due diligence during the acquisition of the three Premix/E.M.S. Inc. facilities prior to our acquisition of Bailey, Bailey identified a number of environmental concerns. Premix/E.M.S. Inc., as part of the acquisition agreement, agreed to pursue and address these concerns, most of which it has completed. Pursuant to the acquisition agreement, we performed certain post-acquisition investigations which appeared to confirm the presence of subsurface contamination, of which we have informed Premix/E.M.S. Inc. Under the acquisition agreement, Premix/E.M.S. Inc. is obligated to undertake necessary remediation of this problem, if in fact any is required. Premix/E.M.S. Inc. is currently conducting the remediation at the Portland, Indiana facility. Premix/E.M.S. Inc. has entered into an Environmental Indemnification Agreement for our benefit. There is a pending dispute with Premix/E.M.S., Inc. as to whether there is a $3.0 million or $6.0 million limit on indemnification under this agreement. The shareholders of Premix/E.M.S. Inc. have also severally undertaken to reimburse us in certain limited circumstances, to the extent of distributions received by them from Premix/E.M.S. Inc., and to the extent that Premix/E.M.S. Inc. does not directly satisfy its indemnification obligations.

       In December of 1999, the Michigan Department of Environmental Quality contacted the Grand Blanc facility relating to the classification of wastes leaving the facility. We have been discussing the issue with the Michigan Department of Environmental Quality and have been conducting tests of the waste. As a result of the contact and to avoid future liability, we have voluntarily changed the classification of the waste on all subsequent disposals even though we disagree with Michigan Department of Environmental Quality. In addition, we are changing materials and certain processes to remove the concern of the Michigan Department of Environmental Quality. By changing the classification of the waste for disposal subsequent to the contact, we limited our potential liability to disposals prior to the contact. However, we may be exposed to some liability for past disposal. On March 20, 2000 we received a notice of warning from Michigan Department of Environmental Quality regarding this matter. At the present time we are unable to quantify or qualify any liability for these disposals.

       Estimates of the future cost of these environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which we may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. We establish reserves for these environmental matters when the loss is probable and reasonably estimable. At December 31, 1999, Venture had a reserve of approximately $1.8 million and at December 31, 1998 had a reserve of $1.3 million, respectively, to address the issues discussed above and for compliance monitoring activities. We periodically evaluate and revise estimates for environmental reserves based upon expenditures against established reserves and the availability of additional information. It is possible that final resolution of some of these matters may require us to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of resolving these matters could not be precisely determined at December 31, 1999, we believe, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations.


ITEM   2.  PROPERTIES

       Our executive offices are located in Fraser, Michigan. Our North American molding operations are conducted at fourteen facilities in Michigan, Ohio, Kentucky, Indiana and New Hampshire. We also operate nineteen plants in Europe, Mexico and Brazil. In addition, we have nine module centers located in five European countries in order to meet our OEM's requirements for just-in-time deliveries. The utilization and capacity of our facilities may fluctuate based upon the mix of components we produce and the vehicle models for which we are producing the components. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current manufacturing and distribution needs through the 2002 model year. As a result of our newly awarded business, we will have to locate new facilities and equipment in St. Paul, Minnesota and in one other location yet to be determined.

       The following table sets forth certain information concerning our principal facilities:


                                               SQUARE         TYPE OF
       LOCATION                                FOOTAGE        INTEREST     DESCRIPTION OF USE
       --------                                -------        --------     ------------------
       MICHIGAN
         Masonic                               178,000        Leased(1)    Molding, Mold  Fabrication and Repair

         Malyn                                                Leased(1)    Molding
                                                23,000        Leased(1)    Molding
                                                22,000        Owned        Warehouse
                                                18,000
         Technical Center                       56,000        Owned        Headquarters, Laboratory, Tryout, Mold
                                                                           Fabrication
         Commerce                               24,000        Leased(1)    Mold Fabrication and Repair

         Doreka Center                           6,000        Leased       Engineering and Sales

         Service Center                          6,000        Leased       Administration

         Grand Blanc                           365,000        Owned        Molding, Painting, Assembly

         Grand Rapids                          440,000        Leased       Molding, Painting, Assembly
                                               125,000        Leased       Assembly Warehouse

         Harper                                180,000        Leased(1)    Molding, Painting, Assembly

         Groesbeck                             128,000        Owned        Molding

         Design Center                          20,000        Leased       Design and Engineering

         Flint                                 208,000        Leased(1)    Assembly, Warehouse, Shipping


                                                 SQUARE       TYPE OF
       LOCATION                                  FOOTAGE      INTEREST     DESCRIPTION OF USE
       --------                                  -------      --------     ------------------
         Almont                                  10,000       Leased(1)    Mold Fabrication and Repair
                                                 10,000       Leased(1)    Mold Fabrication and Repair

         Troy Center                             10,000       Leased       Mold Fabrication

         Hillsdale                              119,000       Owned        Molding, Painting, Assembly
                                                 25,000       Leased       Warehouse

         Redford                                 22,000       Leased(1)    Mold Fabrication

        KENTUCKY
         Hopkinsville                           104,000       Owned        Molding, Painting, Assembly
                                                113,400       Leased       Warehouse

       NEW HAMPSHIRE
         Seabrook                               390,000       Owned        Molding, Painting, Assembly
                                                 12,100       Leased       Assembly
       OHIO
         Conneaut                               183,000       Leased       Molding, Painting, Assembly
         Lancaster                              156,000       Owned        Molding, Painting, Assembly

       INDIANA
         Madison                                 71,000       Owned        Painting and Assembly (inactive)

         Hartford City                          116,000       Owned        Molding and Assembly

         Portland                               120,000       Owned        Molding and Painting (inactive)

       WALLACEBURG, ONTARIO,
       CANADA
         Venture Canada                          52,500       Owned        Painting, Assembly, Warehouse

       GERMANY
         Botzingen                              167,000       Owned        Molding, Painting and R&D Center
                                                415,000       Leased       Molding, Painting and R&D Center

         Gottingen                              274,000       Owned(2)     Molding and Painting

         Mosel                                   67,000       Leased       Module Center

         Munchen                                 52,000       Leased       Module Center

         Neckarsulm                              25,000       Leased       Module Center

         Neustadt                               506,000       Owned        Molding and Painting

         Oldenburg                              312,000       Owned        Molding and Painting

         Rastatt                                 65,000       Leased       Module Center

         Regensburg                              75,000       Leased       Module Center

       FRANCE
         Burnhaupt                              127,000       Leased       Molding and Painting


                                                SQUARE         TYPE OF
       LOCATION                                 FOOTAGE        INTEREST     DESCRIPTION OF USE
       --------                                 -------        --------     ------------------
         Noeux-les Mines                        312,000        Leased       Molding and Painting

         Pouance                                248,000        Leased       Molding and Painting
                                                 54,000        Owned        Molding and Painting

         Rueil                                    2,300        Leased       Module Center

         Vernon                                 194,000        Leased       Molding and Painting

       HUNGARY
         Gyor                                    26,000        Leased       Module Center
       SPAIN
         Palencia                               244,000        Owned        Molding and Painting

         Polinya                                269,000        Owned        Molding and Painting
         Sant Esteve Sesrovires                 107,000        Leased       Molding

         Vigo                                   133,000        Owned        Molding and Painting

         Zaragoza                               267,000        Owned(3)     Molding

       THE CZECH REPUBLIC
         Liban                                  118,000        Owned        Molding

         Liberec                                543,000        Owned        Molding and Painting

         Mlada Boleslav                          16,000        Leased       Module Center

       BRAZIL
         Curtiba                                215,000        Leased       Molding and Painting

       MEXICO
         Puebla                                  66,000        Leased(4)    Molding

       NETHERLANDS
         Sittard                                 95,000        Leased       Module Center

        -------------------------

       (1) Leased from an affiliate of Venture. See "Item 13. Certain Relationships and Related Transactions."

       (2) A portion of this facility is used on the basis of hereditary building rights which expire in 2012.

       (3) Operated by a joint venture in which we hold a 50% interest.

       (4) Operated by a joint venture in which we hold a 70% interest.

       In addition to the above facilities, we rely upon certain affiliated companies, which are owned or controlled by Mr. Winget, to provide facilities, machinery and equipment, technology and services that are necessary for us to be a full-service supplier. Deluxe Pattern Company, a company wholly owned by Mr. Winget's living trust, makes available to us a 30,000 square foot advanced design and model building facility under a usage agreement. In addition, we have subcontracted certain work to

     Nova Corporation, a business in which Mr. Winget has a significant equity interest. See "Item 13. Certain Relationships and Related Transactions."


ITEM 3.  LEGAL PROCEEDINGS

         On February 23, 1998, the Attorney General of the State of Michigan and the Michigan Department of Environmental Quality instituted legal proceedings in state court alleging that we have ongoing violations of air pollution control laws, primarily related to the level of emissions and odors discharged from our Grand Blanc paint facility. In October of 1999, the parties reached an agreement in principle to settle the case by installation of full pollution abatement equipment at Grand Blanc, the payment of $1.1 million, and negotiation and execution of a consent decree all of which is subject to several conditions precedent. See "Item 1. Business - Environmental" for the current status of events. We plan to make capital expenditures of approximately $5.5 million to the current Grand Blanc systems to respond to the complaints and to make manufacturing improvements. During the first quarter of 1999, the U.S. Environmental Protection Agency issued a notice of violation and has taken an active role in monitoring these legal proceedings and may take action separate and distinct from the legal proceedings begun by the State of Michigan and the Michigan Department of Environmental Quality. Currently, we intend on vigorously contesting any such legal proceeding.

         In addition to the environmental matters described above and under "Item 1. Business -- Environmental," we are a party to several legal proceedings incidental to the conduct of our business. We do not believe that any of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

     Venture Holdings Company LLC is a limited liability company and 100% of its membership interests are held by Venture Holdings Trust, of which Mr. Winget is the sole beneficiary. There is no market for the interests of Venture Holdings Company LLC. Venture Holdings Company LLC owns, directly or indirectly, all of the outstanding capital stock of, or equity interests in its subsidiaries, except for certain of its joint ventures. There is no market for such capital stock or equity interests.

     We did not pay any cash dividends during the past two years, and have no current plan to pay any cash dividends in the near term other than for the payment of the beneficiary's tax obligations resulting from the activities of the Company. We are restricted in our ability to pay dividends under various debt covenants.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated balance sheet data and income statement data presented below as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997, are derived from our consolidated financial statements, audited by Deloitte & Touche LLP, independent auditors, and should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein. The selected consolidated balance sheet and income statement data presented below as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995, are derived from our audited consolidated financial statements not included herein.

                                                                       YEARS ENDED DECEMBER 31,
                                                    1999           1998          1997           1996           1995
                                                    ----           ----          ----           ----           ----
       INCOME STATEMENT DATA (1) (2):
            Net sales                         $    1,366,170   $    645,196  $    624,113  $      351,777  $     251,142
            Cost of products sold                  1,215,472        532,809       521,361         302,940        211,262
            Gross profit                             150,698        112,387       102,752          48,837         39,880
            Selling, general and
              administrative expense                 109,215         59,689        57,217          26,588         20,129
            Payments to beneficiary in lieu
              of taxes                                   259            535           472             666            577
            Income from operations                    41,224         52,163        45,063          21,583         19,174
            Interest expense                          72,606         36,641        30,182          19,248         15,032
            Other (income) expense (3)               (31,222)            --            --              --             --
            Net (loss) income before taxes              (160)        15,522        14,881           2,335          4,142
            Tax provision (4)                          8,227          1,954         3,358             336             --
            Minority interest                            554             --            --              --             --
            Net (loss) income before
              extraordinary loss                      (8,941)        13,568        11,523            1999          4,142
            Extraordinary loss on early
              extinguishment of debt                   5,569             --            --           2,738             --
            Net (loss) income                        (14,510)        13,568        11,523           (739)          4,142
            Ratio of earnings to fixed
              charges (5)                                             1.4X          1.5X            1.2X           1.3X

       OTHER FINANCIAL DATA:
            EBITDA (6)                        $      120,462   $     94,216  $     80,391  $       46,123  $      37,001
            Depreciation and amortization             75,996         39,320        32,147          22,628         16,068
            Capital expenditures                      53,176         24,706        33,012          64,593         20,339
            Net cash provided by (used in):
                 Operating activities                129,312        (5,393)      (13,058)          35,003         10,950
                 Investing activities               (537,348)      (24,706)      (37,093)       (121,547)       (20,339)
                 Financing activities                416,854         28,752        36,192          82,976          (655)
       BALANCE SHEET DATA
            Working capital                   $      182,698   $    168,655  $    125,101  $       83,403  $      74,354
           Property, plant and equipment-net         562,838        200,544       205,765         201,035        116,299
            Total assets                           1,414,976        541,315       524,122         498,067        231,602
            Total debt                               920,376        364,939       336,188         299,996        152,463
            Member's equity                           60,903         77,113        64,282          52,759         53,498

        --------------
       (1) Venture Holdings Company LLC operates as a holding company and has no independent operations of its own. Separate financial statements of Venture's subsidiaries have not been presented because we do not believe that such information is material.

       (2) The results for 1996 include the operations of Bailey Corporation from August 26, 1996, and of AutoStyle from June 3, 1996. The 1999 results include the operations of Peguform GmbH and its subsidiaries from May 28, 1999.

       (3) Other (income) expense is comprised of unrealized and realized gains and losses on currency exchange, unrealized and realized gains and losses on investments and other miscellaneous non-operating items.

       (4) This provision relates to Venture Holdings Corporation (which operates Bailey Corporation) and its subsidiaries and Peguform GmbH and its subsidiaries (see Note 2 above). Other significant subsidiaries of Venture have elected "S" corporation status under the Code, or are limited liability companies taxed as partnerships, and, consequently, do not incur liability for federal and certain state income taxes.

       (5) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of net income before extraordinary items and fixed charges. Fixed charges consist of (i) interest, whether expensed or capitalized; (ii) amortization of debt discount and debt financing costs; and (iii) the portion of rental expense that management believes is representative of the interest component of rental expense. For the year ended December 31, 1999, our earnings were insufficient to cover fixed charges by $0.7 million.

       (6) EBITDA represents net (loss) income before extraordinary loss, taxes (including the Michigan single business tax), depreciation,amortization, other non-cash items, interest and payment to beneficiary in lieu of taxes, as defined in debt covenants. EBITDA is not presented as an alternative to net income, as a measure of operating results or as an indicator of our performance, nor is it presented as an alternative to cash flow or as a measure of liquidity, but rather to provide additional information related to debt service capacity. EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability. EBITDA, while commonly used, is not calculated uniformly by all companies and should not be used as a comparative measure without further analysis, nor does EBITDA necessarily represent funds available for discretionary use. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of liquidity and operating results.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       The following discussion and analysis contains a number of "forward looking" statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; the ability of us to sustain, manage or forecast our growth; the size, timing and mix of purchases of our products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against us; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; control and the level of affiliated transactions.

       On May 28, 1999 the Company acquired Peguform GmbH, a leading international designer and manufacturer of complete interior modules, door panels and dashboards and of exterior modules and other structural plastic body parts, including bumper fascias and hatchback doors.

       The following table sets forth, for the periods indicated, our consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                                          Years Ended December 31,
                                                                        1999         1998        1997
                                                                        ----         ----        ----
         Net sales                                                    100.0    %   100.0   %   100.0    %
         Cost of products sold                                         89.0         82.6        83.5
                                                                    --------      -------     -------
         Gross profit                                                  11.0         17.4        16.5
         Selling, general and administrative expense                    8.0          9.2         9.2
         Payments to beneficiary in lieu of distributions               0.0          0.1         0.1
                                                                    --------      -------     -------
         Income from operations                                         3.0          8.1         7.2
         Interest expense                                               5.3          5.7         4.8
         Other (income) expense                                        (2.3)         0.0         0.0
                                                                    --------      -------     -------
         Income before taxes                                            0.0          2.4         2.4
         Tax provision                                                  0.6          0.3         0.5
         Minority interest                                              0.0          0.0         0.0
                                                                    --------      -------     -------
         Net (loss) income before extraordinary loss                   (0.6)         2.1         1.9
         Extraordinary loss on early extinguishment of debt             0.5          0.0         0.0
                                                                    --------      -------     -------
         Net (loss) income                                             (1.1)   %     2.1   %     1.9    %
                                                                    ========      =======     =======


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

       Net sales increased $721.0 million for the year ended December 31, 1999, or 111.7%, to $1,366.2 million, compared to net sales of $645.2 million for the year ended December 31, 1998. This increase was due to the addition of Peguform's net sales since its acquisition in the second quarter. Domestically, sales decreased $39.6 million, or 6.1%, due primarily to lower tooling sales as compared to the prior year. Net sales for the year were also reduced by a $6.4 million retroactive sales price reduction negotiated with a major customer. This customer has awarded the Company with a significant New Program (described below) with production scheduled to begin in 2001.

       Gross profit for the year ended December 31, 1999 increased $38.3 million, or 34.1%, to $150.7 million compared to $112.4 million for the year ended December 31, 1998. As a percentage of net sales, gross profit decreased from 17.4% for the year ended December 31, 1998 to 11.0% for the year ended December 31, 1999. The decrease was in part due to the contribution of Peguform's lower margin business being included in the consolidated sales since its acquisition in the second quarter. However, the primary reason for the reduction was a reduction in the gross profit margin for domestic operations from 17.4% in 1998 to 9.5% in 1999. The decrease in margin arose as a result of several items, including: (1) lower tooling sales which historically have higher margins, (2) sales price reductions as described above not offset by productivity improvements at the manufacturing plants (3) establishment of a $1.1 million reserve during the fourth quarter relating to environmental costs and (4) several significant new model launch problems sustained in the third quarter. The new model launch problems also negatively impacted the fourth quarter gross profit margin; however, the new model launch problems were substantially resolved by year end.

       Selling, general and administrative expense for the year ended December 31, 1999 increased by $49.5 million, or 83.0%, to $109.2 million compared to $59.7 million for the year ended December 31, 1998. As a percentage of net sales, selling, general and administrative expense decreased to 8.0% for the year ended December 31, 1999 as compared to 9.2% for the year ended December 31, 1998. The decrease is primarily attributable to Peguform's lower selling, general and administrative expense as a percentage of net sales, relative to Venture's, being included in the operating results since our acquisition of Peguform in the second quarter. Domestically, selling, general and administrative expense was negatively impacted by $3.9 million for wage increases and bonuses granted to management employees during the third quarter. The ongoing effect of the wage increase on an annual basis will be approximately $1.2 million.

       As a result of the foregoing, income from operations for the year ended December 31, 1999 decreased $10.9 million, or 21.0%, to $41.2 million, compared to income of $52.2 million for the year ended December 31, 1998. As a percentage of net sales, income from operations decreased to 3.0% in fiscal 1999 from 8.1% in fiscal 1998.

       Interest expense increased $36.0 million to $72.6 million in fiscal 1999 compared to $36.6 million in fiscal 1998. The increase is the result of the increased debt associated with the acquisition of Peguform, offset by a reduced overall cost of capital under the new capital structure, after consideration of cross-currency interest rate swap agreements.

       Other (income) expense is primarily comprised of $40.5 million of unrealized gains and $5.9 million of realized gains on portions of the cross-currency interest rate swap agreements entered into during the second quarter to economically hedge a portion of the Company's exposure to foreign exchange and interest rate risk associated with the Peguform Acquisition. These financial instruments serve to reduce the overall cost of capital of the Company, while also providing an economic hedge to fluctuations in foreign exchange rates. Other (income) expense was also comprised of unrealized currency losses of $17.4 million which were offset, in part, by realized currency gains of $2.7 million. On March 20, 2000, we terminated our three cross-currency swap agreements. See Note 16 of Notes to Consolidated Financial Statements.

       In connection with the issuance of the 1999 Notes, we redeemed our 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest which resulted in an extraordinary loss of $5.6 million ($3.8 million prepayment penalty plus unamortized deferred financing costs of $1.8 million) for the year ended December 31, 1999.

       Due to the foregoing, the Company incurred a net loss for the year ended December 31, 1999 of $14.5 million compared to net income of $13.6 million for year ended December 31, 1998.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

       Net sales increased $21.1 million for the year ended December 31, 1998, or 3.4%, to $645.2 million, compared to net sales of $624.1 million for the year ended December 31, 1997. The increase in net sales in 1998 is primarily a result of increased volumes in the comparable business offset by planned price reductions mandated by customers under sole-source arrangements for product life cycles. Our productivity improvements for these products partially offset the planned price reductions. Net sales during the second and third quarters of 1998 were impacted negatively due to strikes at certain General Motors plants. We believe that a portion of these lost sales were recouped in the fourth quarter of 1998 as GM accelerated production to refill its distribution channels.

       Gross profit for the year ended December 31, 1998 increased $9.7 million, or 9.4%, to $112.4 million compared to $102.7 million for the year ended December 31, 1997. As a percentage of net sales, gross profit increased from 16.5% to 17.4% for the year ended December 31, 1998, which was in part due to the increased volumes associated with product rationalizations among the facilities and continued cost cutting efforts. During the fourth quarter of 1998, we resolved several commercial issues which resulted in the recovery of gross profit lost during current and prior years. The resolution of these issues resulted in an additional $7.4 million of gross profit. Gross profits continue to be under pressure attributable to selling price reductions, as OEMs continue to expect annual productivity improvements on the part of their suppliers.

       Selling, general and administrative expense for 1998 of $59.7 million, or 9.3% of net sales, is comparable with selling, general and administrative expense of $57.2 million, or 9.2% of net sales, for 1997.

       As a result of the foregoing, income from operations in the year ended December 31, 1998 increased $7.1 million, or 15.8%, to $52.2 million, compared to $45.1 million in fiscal 1997. As a percentage of net sales, income from operations increased to 8.1% in fiscal 1998 from 7.2% in fiscal 1997.

       Interest expense increased $6.4 million to $36.6 million in fiscal 1998 compared to $30.2 million in fiscal 1997. The increase is the result of additional borrowing under our prior bank credit facility to fund increased working capital needs.

       Due to the foregoing, net income for the year ended December 31, 1998 increased $2.1 million, to $13.6 million compared to $11.5 million for the year ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

       Our consolidated working capital was $182.7 million at December 31, 1999, compared to $168.7 million at December 31, 1998, an increase of $14.0 million. Our working capital ratio decreased to 1.5x at December 31, 1999 from 3.1x at December 31, 1998. The decrease is due to an increase in current liabilities, primarily accounts payable, accrued expenses and current portion of long term debt not offset by a like increase in current assets as a result of the acquisition of Peguform. Net cash provided by operating activities was $129.3 million for the year ended December 31, 1999 compared to net cash used in operations of $5.4 million for the year ended December 31, 1998. The increase in cash provided by operations is due primarily to collection of accounts receivable and sales of inventories acquired in connection with the acquisition of Peguform.

       Capital expenditures were $53.2 million for the year ended December 31, 1999 compared to $24.7 million for the year ended December 31, 1998. The Company continues to upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment.

       In the ordinary course of business, the Company seeks additional business with existing and new customers. The Company continues to compete for the right to supply new components which could be material to the Company and require substantial capital investment in machinery, equipment, tooling and facilities. As of the date hereof, however, the Company has no formal commitments with respect to any such material business, except as noted below.

In August 1999, the Company was awarded a letter of intent for a significant new program for one of its major customers (the "New Program") with projected annual revenues of approximately $100 million, and production scheduled to start and ramp up in late 2001. As a result of this award, the Company may be required to make capital expenditures in the range of $40.0 to $80.0 million payable over the next several years in addition to its normal capital expenditures.
The size and scope of the expenditures associated with the New Program are still being defined.

Net cash provided by financing activities was $416.9 million for the year ended December 31, 1999 compared to net cash provided by financing activities of $28.8 million for the year ended December 31, 1998. The fluctuation relates to the refinancing of certain existing debt and the issuance of new debt to make the Peguform acquisition.

The aggregate purchase price of the Peguform acquisition was approximately DEM 850 million (approximately $463 million), subject to post-closing adjustments. In addition to the purchase price, the Company had $31.6 million of fees and expenses. The Company is still conducting a review of the post-closing adjustments associated with the acquisition of Peguform and does not know how this will be concluded, however, the Company does not expect this to have a material impact on it operations or cash flows.

In connection with the acquisition of Peguform, the Company entered into a new credit agreement (the "New Credit Agreement"). The New Credit Agreement provides for borrowings of (1) up to $175.0 million under a Revolving Credit Facility, which, in addition to those matters described below, will be used for working capital and general corporate purposes; (2) $75.0 million under a five-year Term Loan A; (3) $200.0 million under a six-year Term Loan B and (4) $125 million under an 18-month Interim Term Loan. On March 20, 2000, the Company applied a prepayment of $42 million to the 18-month Interim Term Loan. See Note 16 of Notes to Consolidated Financial Statements. The New Credit Agreement requires that the remaining $83.0 million principal amount outstanding with respect to the 18-month Interim Term Loan be refinanced by November 27, 2000, using proceeds from the sale of securities that rank pari passu in right of payment with, or are junior to, the Company's 12% senior subordinated notes due 2009, described below. The Company intends to refinance the remaining principal balance of the 18-month interim term loan and has the ability to use proceeds under the Revolving Credit Facility to do so. The Revolving Credit Facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175.0 million less the amount of any letters of credit issued against the New Credit Agreement. At December 31, 1999 the Company had $5.5 million outstanding with $166.5 million still available under the Revolving Credit Facility. The New Credit Agreement and documents governing the Company's 9 1/2% senior notes due 2005, 11% senior notes due 2007 and 12% senior subordinated notes due 2009 contain various covenants. As of December 31, 1999, the Company was in compliance with all such covenants.

At December 31, 1999 the Company's interest rates under the New Credit
Agreement are based on the London Interbank Offer Rate ("LIBOR"), or an Alternate Base Rate ("ABR"), which is the larger of the bank's corporate base rate of interest announced from time-to-time or the federal funds rate plus 1/2% per annum, and, in the case of non-dollar denominated loans, a Euro currency reference rate. Interest rates will be determined by reference to the relevant interest rate option, plus an Applicable Margin (as defined) based on the Company's Consolidated Ratio of Total Debt to EBITDA. Obligations under the New Credit Agreement are to be jointly and severally guaranteed by the Company's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of the Company and its domestic subsidiaries. The New Credit Agreement became effective May 27, 1999 contemporaneously with the completion of the Peguform acquisition.

We also issued $125.0 million of unsecured senior notes due 2007 and $125.0 million of unsecured senior subordinated notes due 2009 on May 27, 1999. Proceeds from the issuance of these notes, together with borrowings under the New Credit Agreement were used to (1) fund cash consideration paid in the acquisition; (2) redeem the Company's 9 3/4% senior subordinated notes due 2004 Peguform at the redemption price of 104.875%, plus accrued interest; (3) refinance amounts outstanding under the Company's prior senior credit facility;
(4) pay certain fees and expenses related to the acquisition of Peguform and the offering of the notes; and (5) fund working capital and other general corporate purposes.

       In connection with the issuance of debt to finance the Peguform acquisition, Venture entered into two five-year Euro dollar cross-currency interest rate swap agreements and one three-year Euro dollar cross- currency interest rate swap agreement.

       Under the two five-year cross-currency interest rate swap agreements, the Company received interest based on a fixed U.S. dollar interest rate of 11.5% and paid a fixed Euro dollar rate of 9.0% on the outstanding notional principal amounts in U.S. dollars and Euro dollars, respectively. If held to maturity, the Company would have paid 237 million Euro dollars in exchange for $250 million. See Note 16 of Notes to Consolidated Financial Statements relating to termination of cross-currency swap agreements.

       Under the three-year cross-currency interest rate swap agreement, the Company received interest based on a fixed U.S. dollar interest rate of 9.5% and paid a fixed Euro dollar rate of 7.1% on the outstanding notional principal amounts in U.S. dollars and Euro dollars, respectively. If held to maturity, the Company would have paid 194 million Euro dollars in exchange for $205 million. See Note 16 of Notes to Consolidated Financial Statements relating to termination of cross-currency swap agreements.

       Each cross-currency interest rate swap agreement was comprised of three separate financial instruments, consisting of two interest rate swap agreements and a cross-currency swap agreement. When combined with the underlying fixed U.S. dollar interest rate debt that they match, the debt was economically converted to fixed Euro dollar interest rate debt.

       One of the interest rate swap agreements within each of the cross-currency interest rate swap agreements was accounted for using settlement accounting. The cash flows from these interest rate swap agreements were accounted for as adjustments to interest expense. During 1999, these interest rate swap agreements resulted in a reduction to interest expense of $0.9 million.

       The other interest rate swap agreements within each of the cross-currency interest rate swap agreements did not meet all the criteria for settlement accounting under generally accepted accounting principles. The cash flows from these interest rate swap agreements were included in other income. During 1999, these interest rate swap agreements resulted in a realized loss, or a reduction to other income, of $2.4 million. The estimated fair market value of these financial instruments of $13.4 million is recorded as an investment on the balance sheet as of December 31, 1999. The corresponding $13.4 million non-cash change to estimated fair market value is recorded in other income in 1999.

       The cross-currency swap agreements within the cross-currency interest rate swap agreements did not meet all of the criteria for hedge accounting under generally accepted accounting principles. During 1999, the cross-currency swap agreements resulted in a realized gain, or increase to other income, of $8.3 million. The estimated fair market value of these financial instruments of $27.1 million is recorded as an investment on the balance sheet as of December 31, 1999. The corresponding $27.1 million non-cash change in estimated fair market value is recorded in other income in 1999.

       The Company has also entered into interest rate swap agreements with a notional value of $55 million to mitigate the risk associated with changing interest rates on certain floating rate debt. These interest rate swap agreements are accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $0.8 million and $0.6 million of additional interest expense in 1999 and 1998, respectively. The fair value of these financial instruments was estimated at $0.2 million and $2.0 million at December 31, 1999 and 1998, respectively.

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

YEAR 2000 COMPLIANCE

       As is the case with most companies using computers in their operations, we addressed the year 2000 problem. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of our systems, equipment, or hardware that had date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than year 2000. This could have resulted in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to properly manufacture products, process transactions, send invoices or engage in similar normal business activities.

       Based on our initial assessments, we determined that we needed to modify or replace certain portions of our equipment, hardware, and software so that affected systems would properly utilize dates beyond December 31, 1999. We presently believe that, with the modifications made and some replacement of existing equipment, hardware and software, the year 2000 risk has been substantially reduced. To date we have had no significant year 2000 issues which prevented us from operating normal business activities.

       All phases of our plan to resolve year 2000 issues, from inventory to testing, were completed prior to December 31, 1999.

       Our year 2000 inventory of potentially affected items is segregated into four categories:

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

       Concerning IT systems, all applications have been upgraded to year 2000 compliant versions. For non-IT systems, we have dedicated resources to assist in identifying potentially affected intelligent devices. Determination of compliance status, remediation, and testing of these devices has been more difficult than IT systems, as some of the manufacturers of potentially affected equipment are no longer in business; however, based on our assessment, non-IT systems appear to be year 2000 compliant.

       The external business partners category of potentially affected items primarily includes the process of identifying and prioritizing critical suppliers and customers, and communicating with them about their plans and progress in addressing the year 2000 problem. We developed a questionnaire that was used to obtain this information from key existing business partners. We contacted 100% of our key existing business partners and 85% responded, with 98% of those who responded indicating that they were year 2000 compliant. Based on the responses to our questionnaires and other alternative evidence obtained, we are not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, we have no means of ensuring that these parties are year 2000 compliant. For key business partners, the initial assessments were evaluated and, as deemed necessary, follow-up assessments were made. We developed contingency plans to address potential year 2000 exposure. These plans included the purchase of addition supplies and raw materials before year end and the use of pull systems that do not rely on computers.

       We utilized both internal and external resources to repair or replace, test, and implement software and operating equipment for year 2000 modifications. We are unable to estimate with any certainty the total cost of the year 2000 project. We have not, however, seen a significant increase in our IT cost nor in the normal overhead cost associated with our facilities. Primarily all of the costs of the year 2000 project were expensed and were funded through normal operating cash flow or bank borrowings.

       The failure to remediate a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, including our ability to produce or deliver products to our customers. These failures could materially or adversely affect the results of operations, liquidity, and financial condition. The year 2000 plan was designed to significantly reduce the level of uncertainty about the year 2000 problem. We believe that by executing our year 2000 plan, the possibility of significant interruptions to normal operations has been reduced. We believe that our most reasonably likely worst case scenario is that certain suppliers will not be able to supply us with key materials, thus disrupting the manufacture and sale of products to customers.

       We have not experienced any significant year 2000 disruptions in our operations and we have been able to process transactions and engage in normal business activities. No issues have been encountered or are anticipated that would have a material impact on us.

NEW ACCOUNTING STANDARDS

       In April 1998, the Accounting Standards Executive committee published accounting Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 establishes standards for the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. We adopted SOP 98-5 as the provisions of this SOP are applicable to us for our fiscal year beginning January 1, 1999. The adoption of this Standard did not have a material impact on our financial position or results of operations.

       In June 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard was to apply in the first quarter of our fiscal year beginning January 1, 2000. In July 1999 the FASB approved SFAS No. 137, which delayed the implementation date for SFAS No. 133 for one year. We are currently analyzing the impact of this Standard on our financial position and results of operations.

       In September 1999, the Emerging Issues Task Force (EITF) reached a consensus on Issue 99-5, "Accounting for Pre-Production Costs related to Long-Term Supply Arrangements." The Issue addresses pre-production costs incurred by OEM suppliers to perform certain services related to the design and development of the parts they will supply to the OEM as well as the design and development costs to build molds, dies and other tools that will be used in producing the parts. The consensus generally requires all design and development costs for products to be sold under long-term supply arrangements to be expensed unless there is a contractual guarantee that provides for specific required payments for design and development costs.

       The Task Force concluded that the provisions of this consensus may be applied prospectively for costs incurred after December 31, 1999. At December 31, 1999, other assets includes approximately $20.1 million of program costs for which customer reimbursement is anticipated but not contractually guaranteed. These costs will continue to be amortized over the future periods as they are reimbursed by our customers. We will comply with the provisions of this consensus by expensing all program costs incurred after December 31, 1999 that do not qualify for capitalization.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

       We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, Venture has selectively entered into a variety of foreign exchange and interest rate financial instruments. A discussion of the our accounting policies for derivative financial instruments can be found in the Organization and Summary of Significant Accounting Policies and Financial Instruments footnotes to the financial statements found in Item 8 of this report.

       FOREIGN CURRENCY EXCHANGE RATE RISK. We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. Our most significant foreign currency exposures relate to Germany, Spain, France, the Czech Republic, Mexico, Brazil and Canada. As of December 31, 1999, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $27.1 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $50.2 million. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

       A portion of our assets are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of member's equity. Accordingly, our consolidated member's equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

       INTEREST RATE RISK. We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We have entered into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. As of December 31, 1999, the net fair value asset of financial instruments with exposure to interest rate risk was approximately $13.4 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse shift in interest rates would be approximately $6.4 million.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          VENTURE HOLDINGS COMPANY LLC
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                    Page
Report of Independent Public Accountants...........................................  25
Consolidated Balance Sheets........................................................  26
Consolidated Statements of Operations and Comprehensive Income.....................  27
Consolidated Statements of Changes in Member's Equity..............................  28
Consolidated Statements of Cash Flow...............................................  29
Notes to Consolidated Financial Statements.........................................  30

                          INDEPENDENT AUDITORS' REPORT

Trustee of Venture Holdings Company LLC
Fraser, Michigan

     We have audited the accompanying consolidated balance sheets of Venture Holdings Company LLC as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, member's equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Venture Holdings Company LLC as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

March 30, 2000
Detroit, Michigan

VENTURE HOLDINGS COMPANY LLC
----------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                                    December 31,      December 31,
       ASSETS                                                                          1999              1998
       ------                                                                          ----              ----
       CURRENT ASSETS:
            Cash and cash equivalents                                          $          7,392    $         130
            Accounts  receivable,  net,  includes related party receivables of $82,644 and $56,648 at December  31, 1999 and  December  31,
            1998, respectively (Notes 3 & 8)                                            311,344          190,135
            Inventories (Note 4)                                                        154,620           51,139
            Investments (Notes 7 & 16)                                                   40,501               --
            Prepaid and other current assets (Notes 8 & 12)                              53,861            8,870
                                                                                ----------------    -------------
                     Total current assets                                               567,718          250,274

       Property, Plant and Equipment, Net (Notes 2 & 5)                                 562,838          200,544

       Intangible Assets, Net (Note 2)                                                  172,090           52,022

       Other Assets (Note 1)                                                             82,504           26,636

       Deferred Tax Assets (Note 12)                                                     29,826           11,839
                                                                                ----------------    -------------

       Total Assets                                                            $      1,414,976    $     541,315
                                                                                ================    =============

       LIABILITIES AND MEMBER'S EQUITY
       -------------------------------
       CURRENT LIABILITIES:
            Accounts payable (Note 8)                                          $        194,596    $      52,351
            Accrued interest                                                             13,403           13,387
            Accrued expenses                                                            108,653           14,316
            Current portion of long term debt (Notes 6 & 16)                             68,368            1,565
                                                                                ----------------    -------------
                     Total current liabilities                                          385,020           81,619

       Pension Liabilities & Other (Note 11)                                             57,614            7,254

       Deferred Tax Liabilities (Note 12)                                                59,431           11,955

       Long Term Debt (Note 6)                                                          852,008          363,374
                                                                                ----------------    -------------

            Total liabilities                                                         1,354,073          464,202

       Commitments and Contingencies (Note 9)                                                --               --

       Member's Equity:
            Member's equity                                                              63,340           77,850
            Accumulated other comprehensive income - minimum pension
              liability in excess of unrecognized prior service cost,
              net of tax                                                                     --             (737)
            Accumulated other comprehensive income - cumulative
              translation adjustments                                                    (2,437)              --
                                                                                ----------------    -------------

       Member's Equity                                                                   60,903            77,113
                                                                                ----------------    -------------

       Total Liabilities and Member's Equity                                   $      1,414,976    $     541,315
                                                                                ================    =============

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                   1999           1998           1997
                                                                   ----           ----           ----

       Net Sales (Note 8 & 10)                                 $  1,366,170    $   645,196     $  624,113

       Cost of Products Sold (Note 8)                             1,215,472        532,809        521,361
                                                                ------------    -----------     ----------

       Gross Profit                                                 150,698        112,387        102,752

       Selling, General, and Administrative Expense
         (Note 8)                                                   109,215         59,689         57,217

       Payments to Beneficiary in Lieu of
         Distributions                                                  259            535            472
                                                                ------------    -----------     ----------

       Income From Operations                                        41,224         52,163         45,063

       Interest Expense (Note 6)                                     72,606         36,641         30,182

       Other (Income) Expense (Note 7)                              (31,222)            --             --
                                                                ------------    -----------     ----------

       (Loss) Income Before Taxes                                      (160)        15,522         14,881

       Tax  Provision (Note 12)                                       8,227          1,954          3,358

       Minority Interest                                                554             --             --
                                                                ------------    -----------     ----------

       Net (Loss) Income Before Extraordinary Loss                   (8,941)        13,568         11,523

       Extraordinary Loss on Early Extinguishment
         of Debt (Note 13)                                            5,569             --             --
                                                                ------------    -----------     ----------

       Net (Loss) Income                                            (14,510)        13,568         11,523

       Other Comprehensive Income - minimum pension
         liability in excess of unrecognized prior
         service cost, net of tax (Note 11)                             737           (737)            --
       Other Comprehensive Income  -  cumulative
         translation adjustments                                     (2,437)            --             --
                                                                ------------    -----------     ----------

       Comprehensive (Loss) Income                             $    (16,210)   $    12,831     $   11,523
                                                                ============    ===========     ==========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                               Years Ended December 31,
                                                               ------------------------
                                                         1999           1998           1997
                                                         ----           ----           ----

       Member's Equity, Beginning of Period          $   77,113    $    64,282     $   52,759

       Comprehensive (Loss) Income:

            Net (Loss) Income                           (14,510)        13,568         11,523

            Other Comprehensive Income                   (1,700)          (737)            --
                                                      ----------    -----------     ----------

       Comprehensive (Loss) Income                      (16,210)        12,831         11,523
                                                      ----------    -----------     ----------

       Member's Equity, End of Period                $   60,903    $    77,113     $   64,282
                                                      ==========    ===========     ==========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                                         Years Ended December 31,
                                                                                     1999            1998           1997
                                                                                     ----            ----           ----
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net (loss) income                                                  $      (14,510)  $     13,568   $     11,523
            Adjustments to reconcile net income to net
              cash provided by (used in) operating activities:
                 Depreciation and amortization                                         75,996         39,320         32,147
                 Unrealized loss on currency exchange                                  17,419             --             --
                 Loss from the disposal of fixed assets                                   181             --             --
                 Net extraordinary loss on early extinguishment of debt                 5,569             --             --
                 Change in accounts receivable                                         53,004        (29,795)       (31,489)
                 Change in inventories                                                 23,900          1,477         (1,517)
                 Change in prepaid and other current assets                            (8,704)         2,147          2,329
                 Change in other assets                                               (29,715)        (7,045)        (7,178)
                 Change in investments in associated company                             (723)            --             --
                 Change in accounts payable                                            10,205        (17,696)       (14,774)
                 Change in accrued expenses                                           (13,645)           (21)        (5,588)
                 Change in other liabilities                                            4,499         (7,028)        (1,630)
                 Change in deferred taxes                                               5,836           (320)         3,119
                                                                                -------------    -----------    -----------
                 Net cash provided by (used in) operating activities                  129,312        (5,393)       (13,058)
                                                                                -------------    -----------    -----------

       CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of subsidiaries, net of cash acquired                      (444,061)            --         (4,081)
                 Capital expenditures                                                 (53,176)       (24,706)       (33,012)
                 Proceeds from sale of fixed assets                                       390             --             --
                 Unrealized gain on investments                                       (40,501)            --             --
                                                                                -------------    -----------    -----------
                 Net cash used in investing activities                               (537,348)       (24,706)       (37,093)
                                                                                -------------    -----------    -----------

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net (repayments) borrowings under revolving credit agreement              (71,571)        32,000        (46,000)
            Debt issuance fees                                                        (27,066)            --             --
            Net proceeds from issuance of debt                                        650,000             --        205,000
            Payment for early extinguishment of debt                                 (128,650)            --             --
            Principal payments on debt                                                 (5,859)        (3,248)      (122,808)
                                                                                -------------    -----------    -----------
                 Net cash provided by financing activities                            416,854         28,752         36,192
                                                                                -------------    -----------    -----------

                 Effect of exchange rate changes on cash and cash
                   equivalents                                                         (1,556)          --             --

                 NET INCREASE (DECREASE) IN CASH                                        7,262         (1,347)       (13,959)

       CASH AT BEGINNING OF PERIOD                                                        130          1,477         15,436
                                                                                -------------    -----------    -----------
       CASH AT END OF PERIOD                                                   $        7,392   $        130   $      1,477
                                                                                =============    ===========    ===========

       SUPPLEMENTAL CASH FLOW INFORMATION
            Cash paid during the period for interest                           $       72,129   $     35,402   $     22,628
                                                                                =============    ===========    ===========
            Cash paid during the period for taxes                              $        4,337   $        285   $        140
                                                                                =============    ===========    ===========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

       Organization - In 1987, the sole shareholder of the Venture Group of companies contributed all of the common stock of the companies to Venture Holdings Trust (the "Trust"). Simultaneously, certain property, plant, and equipment was contributed by the sole shareholder to certain companies owned by the Trust. In exchange, the shareholder was named the sole beneficiary of the Trust. In May of 1999, the Trust effected a trust contribution by contributing its assets, including the capital stock of the companies owned by the Trust other than the membership interest in Venture Holdings Company LLC ("Venture"), to Venture. Venture, a wholly-owned subsidiary of the Trust, also assumed the obligations of the Trust. The Trust is the sole member of Venture.

       Principles of Consolidation - The consolidated financial statements include the accounts of Venture and all of Venture's domestic and foreign subsidiaries that are wholly-owned or majority-owned (collectively referred to as the "Company"). The Company's investment in a less than majority-owned business is accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

       Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash Equivalents - Highly liquid investments with an initial maturity of three months or less are classified as cash equivalents.

       Inventories - Manufactured parts inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory also includes costs associated with building molds under contract. Molds owned by the Company and used in the Company's manufacturing operations are transferred to tooling, in property, plant and equipment, when the molds are operational.

       Property and Depreciation - Property, plant, and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the various classes of assets. Tooling is amortized on a piece price or straight line basis over the related production contract, generally 3 to 7 years. The principal estimated useful lives are as follows:

                                                                                YEARS
                                                                                -----
                  Building and improvements...............................      10-40
                  Machinery and equipment, and automobiles................       3-20

       Leasehold improvements are amortized over the useful life or the term of the lease, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

       Other Assets - Deferred financing costs are included in other assets and are amortized over the life of the related financing arrangement. The Company holds a 50% interest in Celulosa Fabril (Cefa) S.A., Zaragoza/Spain. This investment is accounted for under the equity method.

       Program Costs - Certain costs incurred for the design of components to be built for customers are recorded as deferred program costs which are included in other assets. These costs are recovered based on units produced in each year over the term of production contracts. See "Recent Accounting Pronouncements."

       Intangible Assets - The purchase price of companies in excess of the fair value of net identifiable assets acquired ("goodwill") is amortized over 30 years using the straight-line method. The amount of goodwill reported at December 31, 1999 and 1998 was $168.4 million and $52.0 million, respectively, which is net of accumulated amortization.

       Long-Lived Assets and Long-Lived Assets to be Disposed of - Effective January 1, 1996, Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was adopted. This Statement establishes accounting standards for the impairment of long-lived assets, and certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company periodically evaluates the carrying value for impairment, such evaluations are based principally on the undiscounted cash flows of the operations to which the asset is related.

       Derivative Financial Instruments - The Company is party to a number of interest rate and cross-currency swap agreements.

       The Company accounts for certain interest rate swap agreements using settlement accounting as they alter the characteristics of the liabilities to which they are matched. The cash flows from these interest rate swap agreements are accounted for as adjustments to interest expense.

       Certain other interest rate swap agreements do not meet all of the criteria for settlement accounting under accounting principles generally accepted in the United States of America. The cash flows from these interest rate swap agreements are included in other income. The estimated fair market value of these financial instruments is recorded as an investment on the balance sheet and the non-cash change in estimated fair market value is recorded in other income.

       The Company's cross-currency swap agreements do not meet all of the criteria for hedge accounting under accounting principles generally accepted in the United States of America. The cash flows from these cross-currency swap agreements are included in other income. The estimated fair market value of these financial instruments is recorded as an investment on the balance sheet and the non-cash change in estimated fair market value is recorded in other income.

       See Note 7 - Derivative Financial Instruments and Risk Management. See
       Note 16 - Subsequent Event.

       Revenue Recognition - Revenue from the sale of manufactured parts is recognized when the parts are shipped. Revenue from mold sales is recognized using the completed contract method due to the reasonably short build cycle. Accounts receivable includes unbilled receivables for mold contracts that are substantially complete. The amounts are billed when final approval has been received from the customer or in accordance with contract terms. Provision for estimated losses on uncompleted contracts, if any, is made in the period such losses are identified.

       Income Taxes - Amounts in the financial statements relating to income taxes relate to the subsidiaries that are not limited liability companies or have not elected S corporation status and are calculated using the Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes" (SFAS 109).

       Other significant subsidiaries have elected to be taxed as S corporations or limited liability companies taxed as a partnership under the Internal Revenue Code. The beneficiary of Venture Holdings Trust is required to report all income, gains, losses, deductions, and credits of the S corporations or limited liability companies included in the Trust on his individual tax returns.

       Foreign Currencies - Currency translation is based upon the Statement of Financial Accounting Standards (SFAS) 52 "Foreign Currency Translation," whereby the assets and liabilities of foreign subsidiaries where the functional currency is the local currency are generally translated using period end exchange rates while the income statements are translated using average exchange rates during the period. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods are included as a separate component of stockholders' equity.

       Reclassifications - Certain reclassifications have been made to the 1998 financial statements in order to conform to the 1999 presentation.

       Recent Accounting Pronouncements - In April 1998, the Accounting Standards Executive committee published accounting Statement of Position
       (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 establishes standards for the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. The Company adopted SOP 98-5 as the provisions of this SOP are applicable to the Company for its fiscal year beginning January 1, 1999. The adoption of this Standard did not have a material impact on the Company's financial position or results of operations.

       In June 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard is effective January 1, 2001. The Company is currently analyzing the impact of this Standard on its financial position and results of operations.

       In September 1999, the Emerging Issues Task Force (EITF) reached a consensus on Issue 99-5, "Accounting for Pre-Production Costs related to Long-Term Supply Arrangements." The Issue addresses pre-production costs incurred by OEM suppliers to perform certain services related to the design and development of the parts they will supply to the OEM as well as the design and development costs to build molds, dies and other tools that will be used in producing the parts. The consensus generally requires all design and development costs for products to be sold under long-term supply arrangements to be expensed unless there is a contractual guarantee that provides for specific required payments for design and development costs.

       This consensus is effective for costs incurred after December 31, 1999. At December 31, 1999, other assets includes approximately $20.1 million of program costs for which customer reimbursement is anticipated but not contractually guaranteed. These costs will continue to be amortized over the future periods as they are reimbursed by the Company's customers. Venture will comply with the provisions of this consensus by expensing all program costs incurred after December 31, 1999 that do not qualify for capitalization.


2.     ACQUISITION

       On May 28, 1999, the Company purchased Peguform GmbH ("Peguform"), a leading European supplier of high performance interior and exterior plastic modules, systems and components to European OEMs (the "Peguform Acquisition"), for approximately $463 million. The consideration paid for Peguform is subject to adjustment based upon a final negotiation of the closing statements of Peguform.

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

       Consideration paid to former owner, net of cash acquired of $18.8 million       $444.1
       Debt assumed (including capital leases)                                          110.8
                                                                                      ---------
       Cost of acquisition                                                             $554.9
                                                                                      =========

       Property, plant and equipment                                                   $380.3
       Net working capital                                                               64.3
       Other assets purchased and liabilities assumed                                   (16.0)
       Goodwill                                                                         126.3
                                                                                      ---------
       Total cost allocation                                                           $554.9
                                                                                      =========

       The excess of the purchase price over the fair market value of the net assets acquired (goodwill) is estimated to be approximately $12.6 million and is being amortized on a straight-line basis over 30 years. Adjustments to the purchase price and related allocation may occur as a result of obtaining more information regarding liabilities assumed, the outcome of final negotiations with the former owner and revisions of preliminary estimates of fair values made at the date of purchase. The Company does not believe that any revisions to the original purchase price allocation will be significant. Any uncertainties could result in an adjustment to goodwill of up to $30 million. The net effect of the adjustments described above will be reported as an adjustment to the purchase price and related allocation described above.

       The following unaudited pro forma financial data is presented to illustrate the estimated effects of the Peguform Acquisition, as if the transaction had occurred as of the beginning of the periods presented.

                                                             Years Ended December 31,
                                                              1999            1998
                                                              ----            ----
       Net sales                                           $ 1,926,594     $ 1,306,418
       Net income before extraordinary loss                     12,150          15,942
       Net income                                                6,581          10,373


3.     ACCOUNTS RECEIVABLE

       Accounts receivable included the following (in thousands):                   December 31
                                                                               1999               1998
                                                                               ----               ----
       Accounts receivable (including related parties)                   $      301,377     $       172,759
       Unbilled mold contract receivables                                        19,915              21,894
                                                                          --------------     ---------------
                                                                                321,292             194,653
       Allowance for doubtful accounts                                          (9,948)             (4,518)
                                                                          --------------     ---------------
       Net accounts receivable                                           $      311,344     $       190,135
                                                                          ==============     ===============

       Excluding receivables from related parties, substantially all of the receivables are from companies operating in the automobile industry.

4.     INVENTORIES

       Inventories included the following (in thousands):

                                                                          December 31,
                                                                    1999             1998
                                                                    ----             ----
       Raw materials                                           $      59,243     $      25,169
       Work-in-process - manufactured parts                           17,623             2,965
       Work-in-process - tools and molds                              57,984            11,436
       Finished goods                                                 19,770            11,569
                                                                -------------     -------------
       Total                                                   $     154,620     $      51,139
                                                                =============     =============


5.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consisted of the following (in thousands):

                                                                                           December 31,
                                                                                        1999           1998
                                                                                        ----           ----
       Land                                                                         $    27,181    $     2,418
       Building and improvements                                                        216,359         64,459
       Leasehold improvements                                                             9,396         13,970
       Machinery and equipment                                                          415,134        225,687
       Tooling/molds                                                                     12,520         12,026
       Office and transportation equipment                                               13,286          5,963
       Construction in progress                                                          26,239          4,009
                                                                                     -----------    -----------
                                                                                        720,115        328,532
       Less accumulated depreciation and amortization                                   157,277        127,988
                                                                                     -----------    -----------

               Total                                                                $   562,838    $   200,544
                                                                                     ===========    ===========


       Included in property, plant and equipment is equipment and buildings held under capitalized leases. These assets had a cost basis of $57.5 million and accumulated depreciation relating to these assets of $4.8 million at December 31, 1999. As of December 31, 1998, these assets had a cost basis of $9.4 million and accumulated depreciation of $2.6 million.

6.     DEBT

       Debt consisted of the following (in thousands):

                                                                            December 31,
                                                                      1999             1998
                                                                      ----             ----
       Credit agreement
         Term loan A, with interest of 8.93%, Due 2004             $      73,950    $         --
         Term loan B, with interest of 9.43%, Due 2005                   199,000              --
         Interim term loan, with interest of 8.93%, Due 2000             125,000              --
         Revolving credit outstanding, with interest of 9.75%,             5,500          77,000
           Due 2004
         Bank debt payable with interest from 0.0% to 9.04%,              25,930              --
           Due 2004
       Senior notes payable, Due 2005                                    205,000         205,000
           With interest at 9.5%
       Senior notes payable, Due 2007                                    125,000              --
           With interest at 11.0%
       Senior subordinated notes payable, Due 2004                            --          78,940
           With interest at 9.75%
       Senior subordinated notes payable, Due 2009                       125,000              --
           With interest at 12.0%
       Capital leases with interest from 3.80%                            34,658           2,196
           to 11.70%
       Installment notes payable with                                      1,338           1,803
           Interest from 3.00% to 7.41%
                                                                    -------------    ------------
               Total                                                     920,376         364,939
       Less current portion of debt                                       68,368           1,565
                                                                    -------------    ------------
       Total                                                       $     852,008    $    363,374
                                                                    =============    ============

       On May 27, in connection with the Peguform Acquisition, the Company entered into a new credit agreement, which was amended on June 4, 1999 (the "credit agreement"). The credit agreement provides for borrowings of
       (1) up to $175 million under a revolving credit facility, which, in addition to those matters described below, will be used for working capital and general corporate purposes; (2) $75 million under a five-year term loan A; (3) $200 million under a six-year term loan B; and (4) $125 million under an 18-month interim term loan. On March 20, 2000, the Company applied a prepayment of $42 million to the 18-month interim term loan. See Note 16 of Notes to Consolidated Financial Statements. The Company intends to refinance the remaining principal balance of the 18-month interim term loan and has the ability to use proceeds under the Revolving Credit Facility to do so. The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of December 31, 1999, the Company could have borrowed an additional $166.5 million under the revolving credit facility.

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

       On May 27, 1999, Venture issued $125 million of 11% unsecured senior notes (the "1999 Senior Notes") and $125 million of 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and, together with the 1999 Senior Notes, the "1999 Notes"). The net proceeds of the issuances of $243 million, together with borrowings under the credit agreement were used to (1) fund the cash consideration of $463 million paid in the Peguform Acquisition; (2) redeem the Company's 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest; (3) refinance amounts outstanding under previous credit agreements; (4) pay certain fees and expenses related to the Peguform Acquisition and the offering of the 1999 Notes; and (5) fund working capital and other corporate purposes. See "Note 13 - Extraordinary Item" for information related to the early extinguishment of debt.

       The credit agreement, and documents governing the Company's 9 1/2% senior notes due 2005 (the "1997 Senior Notes") and the 1999 Notes, contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. The Company's debt obligations contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of December 31, 1999, the Company was in compliance with all debt covenants.

       Scheduled maturities of debt at December 31, 1999 were as follows (in thousands):

       2000                                 68,368
       2001                                 28,302
       2002                                 29,360
       2003                                 31,422
       2004                                115,138
       Remaining years                     647,786
                                   ----------------
         Total                    $        920,376
                                   ================

       Simultaneously with the issuance of the 1999 Notes, and to reduce the Company's exposure to fluctuations in foreign exchange rates and reduce the Company's overall cost of capital, the Company entered into various financial instrument transactions. Refer to "Note 7 - Derivative Financial Instruments and Risk Management." See "Note 16 - Subsequent Event" related to the repayment of a portion of the interim term loan.


7.     DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       The carrying values of cash and cash equivalents, accounts receivable, accounts payable and the credit agreement approximate fair market value due to the short-term maturities of these instruments.

       Debt Instruments

       The estimated fair values of the Company's debt instruments have been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The fair value of long-term debt was estimated using quoted market prices (in thousands).


                                            December 31, 1999                       December 31, 1998
                                 Carrying Amount       Fair Value         Carrying Amount      Fair Value
                                 ---------------       ----------         ---------------      ----------
       Debt                      $    455,000          $  419,675         $  283,940           $  282,126



       Derivative Financial Instruments

       In connection with the issuance of debt to finance the Peguform Acquisition, Venture entered into two five-year Euro dollar cross-currency interest rate swap agreements and one three-year Euro dollar cross-currency interest rate swap agreement.

       All agreements are executed with major international financial institutions and, as such, the Company does not anticipate that these institutions will fail to perform.

       Under the two five-year cross-currency interest rate swap agreements, the Company receives interest based on a fixed U.S. dollar interest rate of 11.5% and pays a fixed Euro dollar rate of 9.0% on the outstanding notional principal amounts in U.S. dollars and Euro dollars, respectively. If held to maturity, the Company would have paid 237 million Euro dollars in exchange for $250 million. See "Note 16 - Subsequent Event" relating to termination of cross-currency swap agreements.

       Under the three-year cross-currency interest rate swap agreement, the Company receives interest based on a fixed U.S. dollar interest rate of 9.5% and pays a fixed Euro dollar rate of 7.1% on the outstanding notional principal amounts in U.S. dollars and Euro dollars, respectively. If held to maturity, the Company would have paid 194 million Euro dollars in exchange for $205 million. See "Note 16 - Subsequent Event" relating to termination of cross-currency swap agreements.

       Each cross-currency interest rate swap agreement is comprised of three separate financial instruments, consisting of two interest rate swap agreements and a cross-currency swap agreement. When combined with the underlying fixed U.S. dollar interest rate debt that they match, the debt is economically converted to fixed Euro dollar interest rate debt.

       One of the interest rate swap agreements within each of the cross-currency interest rate swap agreements is accounted for using settlement accounting. The cash flows from these interest rate swap agreements are accounted for as adjustments to interest expense. During 1999, these interest rate swap agreements resulted in a reduction to interest expense of $0.9 million.

       The other interest rate swap agreements within each of the cross-currency interest rate swap agreements do not meet all the criteria for settlement accounting under generally accepted accounting principles. The cash flows from these interest rate swap agreements are included in other income. During 1999, these interest rate swap agreements resulted in a realized loss, or a reduction to other income, of $2.4 million. The estimated fair market value of these financial instruments of $13.4 million is recorded as an investment on the balance sheet as of December 31, 1999. The corresponding $13.4 million non-cash change to estimated fair market value is recorded in other income in 1999.

       The cross-currency swap agreements within the cross-currency interest rate swap agreements do not meet all of the criteria for hedge accounting under generally accepted accounting principles. During 1999, the cross-currency swap agreements resulted in a realized gain, or increase to other income, of $8.3 million. The estimated fair market value of these financial instruments of $27.1 million is recorded as an investment on the balance sheet as of December 31, 1999. The corresponding $27.1 million non-cash change in estimated fair market value is recorded in other income in 1999.

       The Company has also entered into interest rate swap agreements with a notional value of $55 million to mitigate the risk associated with changing interest rates on certain floating rate debt. These interest rate swap agreements are accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $0.8 million and $0.6 million of additional interest expense in 1999 and 1998, respectively. The fair value of these financial instruments was estimated at $0.2 million and $2.0 million at December 31, 1999 and 1998, respectively.


8.     RELATED PARTY TRANSACTIONS

       The Company has entered into various transactions with entities that the sole beneficiary of the Trust owns or controls. These transactions include leases of real estate, usage of machinery, equipment and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities, and payment and receipt of sales commissions. In addition, employees of the Company are made available to certain of these entities for services such as design, model and tool building. Since the Trust is the sole member of Venture Holdings Company LLC, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transaction with non-affiliated persons.

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

       In connection with the above mentioned cash management services, the Company pays the administrative and operating expenses on behalf of certain related parties and charges them for the amounts paid which results in receivables from these related parties.

       The Company purchased from Pompo Insurance & Indemnity Company Ltd. ("Pompo"), a corporation indirectly owned by the sole beneficiary of the Trust, insurance to cover certain medical claims by the Company's covered employees and certain workers compensation claims. The Company remains an obligor for any amounts in excess of insurance coverage or any amounts not paid by Pompo under these coverages. If a liability is settled for less than the amount of the premium a portion of the excess is available as a premium credit on future insurance. The Company has accounted for this arrangement using the deposit method wherein the full amount of the estimated liability for such claims is recorded in other liabilities and the premiums paid to Pompo are recorded in other assets until such time that the claims are settled. The Company made additional payments of $0.8 million and $0.6 million to Pompo in 1999 and 1998, respectively, and no payments in 1997. At December 31, 1999 and 1998, the Company had approximately $3.7 million and $3.4 million, respectively, on deposit with Pompo. A portion of this amount was invested on a short term basis with a related party.

       During 1999, the Company entered into an agreement to purchase vehicles from Shelby American, Inc. ("Shelby"), an entity in which the sole beneficiary of the Trust has a 75% ownership interest. Venture put a deposit of $13 million on these vehicles and will pay an additional $10 million when the vehicles are complete. The Company intends to market the vehicles to other parties. The deposit has been recorded in other current assets as of December 31, 1999. In addition, the Company sold certain parts to Shelby for use in the manufacturing of these vehicles and performed engineering services. Sales to Shelby for the year ended December 31, 1999 were $3.8 million.

       The Company contracts with Deluxe Pattern Corporation ("Deluxe"), an entity wholly owned by the sole beneficiary of the Trust, to provide the Company with design, prototype, and fixture work. During the year ended December 31, 1999, 1998, and 1997, the Company was charged $11.0 million, $6.6 million, and $9.2 million under this arrangement. A majority of these amounts were capitalized in other assets and amortized over the term of the respective program for which the Company has the production contract. The remainder of these amounts were billed and collected from outside third parties. In 2000, the Company may be required to expense these costs as incurred due to a recently issued accounting pronouncement. Deluxe also buys services from the Company, principally labor and materials. During the years ended December 31, 1999, 1998, and 1997, Deluxe made purchases, and the Company recognized revenue, in the amount of $12.9 million, $17.3 million, and $4.6 million. In addition to the above transactions, Deluxe also charged the Company approximately $1.1 million during each of the years ended December 31, 1999, 1998, and 1997 for equipment rental and other services. The net effect of these transactions between Deluxe and the Company was a receivable balance from Deluxe of $32.3 million and $20.0 million at December 31, 1999 and 1998, respectively.

       During 1999, the Company advanced approximately $5.5 million to Venture Africa, an entity wholly owned by the sole beneficiary of the Trust for the construction and refurbishment of a paint line. This amount has been included in receivables from related parties as of December 31, 1999.

       From time to time, the Company makes certain employees available to the sole beneficiary of the Trust for purposes of performing services for a golf club owned by companies controlled by the beneficiary and for performing construction services at his personal residence. The beneficiary was indebted to the Company in the amount of $0.5 million and $0.9 million at December 31, 1999 and 1998.

       During 1999, the Company contracted with M&M Flow Through Systems, LLC ("M&M"), an entity owned by the son of the sole beneficiary of the Trust, to manufacture certain machinery and equipment used at the Company's Grand Blanc facility. The Company purchased three different machines from M&M at an approximate cost of $965,000. In addition, the Company contracts M&M to dispose of scrap parts that have previously been rejected by the automotive original equipment manufacturers. The Company's sales of these parts to M&M for the year December 31, 1999 were approximately $200,000, which approximates a recovery of the material cost of producing the parts.

       The Company leases buildings and machinery and equipment that have a book value of approximately $0.5 million to an entity in which the sole beneficiary of the Trust owns a significant equity interest. During 1999, 1998 and 1997, the Company received $0.2 million per year, in connection with this agreement.

       Venture Sales and Engineering (VS&E) and Venture Foreign Sales Corporation, corporations wholly owned by the sole beneficiary of the Trust, serve as the Company's sales representatives. The Company pays Venture Sales and Engineering and Venture Foreign Sales Corporation, in the aggregate, a sales commission of 3% on all production sales. VS&E has conducted sales and marketing activities around the world for the Company and has been advanced certain funds in order to carry on that work on behalf of the Company. These activities result in a net receivable from VS&E.

       The Company provided management services to Venture Asia Pacific Pty. Ltd. (VAP) and its subsidiaries and corporations wholly owned by the sole beneficiary. The Company billed management fees and commissions totaling $4.5, $4.5 and $4.0 million to VAP in 1999, 1998 and 1997, respectively. In addition, VAP is also liable to the Company for expenditures made on its behalf including tooling costs associated with a long-term program which was launched in 1999. The Company expects to receive payment on these receivables during 2000 as production under the long-term program increases to anticipated volumes.

       The following is a summary of transactions with all related parties at December 31, 1999, 1998 and 1997 (in thousands):

                                                                     December 31,
       Revenue for:                                         1999             1998            1997
                                                            ----             ----            ----
          Materials sold, tooling sales,
          sales commission and rent charged               $ 17,618          $ 18,974       $ 17,349
          Insurance and benefit premiums                        --                --            166
          Management fees                                    4,476             4,533          4,028
       Subcontracted services                                   --             2,324          2,686
       Manufacturing related services and
       inventory purchased                                  15,557             8,084         10,213
       Rent expense paid                                     2,599             2,180          3,195
       Machine and facility usage fees paid                  6,340             4,158          3,748
       Commission expense paid                              10,929            10,391          7,269
       Litigation, workers compensation and
       medical insurance premiums                              766               613             --
       Property, plant and equipment purchased                 965                40             --
       Deposit, paid for vehicles                           13,268                --             --

       The result of these related party transactions was a net receivable, which was included in accounts receivable as follows (in thousands):

                                                               December 31,
                                                            1999             1998
                                                            ----             ----

       Amounts receivable                              $       96,795    $      65,755
       Amounts payable                                         14,151            9,107
                                                        --------------    -------------

       Net amounts receivable                          $       82,644    $      56,648
                                                        ==============    =============




9.     COMMITMENTS AND CONTINGENCIES

       Operating Leases - The Company leases certain machinery and equipment under operating leases which have initial or remaining terms of one year or more at December 31, 1999. Future minimum lease commitments, including related party leases, are as follows (in thousands):

                                             Related Party       Other Operating
                                            Operating Leases           Leases
                                            ----------------           ------
       Years:
       2000                               $               370    $          7,830
       2001                                               133               6,559
       2002                                                --               4,122
       2003                                                --               3,407
       2004                                                --               2,711
       Remaining years                                     --              12,158
                                           -------------------    ----------------
             Total                        $               503    $         36,787
                                           ===================    ================


       Rent expense for operating leases and other agreements with a term of greater than one month, including amounts paid to related parties, was $10.9 million, $5.5 and $6.3 million for the years ended December 31, 1999, 1998, and 1997, respectively. Usage fees paid based on monthly usage of certain machinery and equipment and facilities were $6.7, $4.0, and $3.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. With the exception of $0.3 million paid during 1999, all usage fees were paid to related parties.

       Litigation - In December of 1997, the Company settled litigation with the contractor that built the paint line at Vemco, Inc. for $2.0 million. Of this amount, $0.8 million was recorded as a reduction to the carrying value of the paint line and $1.2 million was recorded as miscellaneous income.

       Resolution of Commercial Issues - During the fourth quarter of 1998, the Company resolved several commercial issues which resulted in the recovery of gross profit lost during current and prior years. The resolution of these issues resulted in an additional $7.4 million of gross profit.

       Environmental Costs - The Company is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against the Company concerning environmental matters. Estimates of future costs of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable. The Company's reserves for these environmental matters totaled $1.8 million at December 31, 1999 and $1.3 million at December 31, 1998.

       The Company has been involved in legal proceedings with the Michigan Department of Environmental Quality concerning the emissions from our Grand Blanc paint facility. In October 1999, the parties to the litigation reached an agreement in principle to settle the case by the installation of full pollution abatement equipment at the Grand Blanc facility and payment by us of $1.1 million. The agreement was subject to several conditions, primarily rezoning of the property. In January of 2000, rezoning approval was granted for the new equipment. In February of 2000, the Company applied for new permits for the installation of the equipment. The Company is currently negotiating a consent decree with Michigan Department of Environmental Quality and expects this to be completed by the third quarter of 2000. During the fourth quarter of 1999, we established a reserve in the amount of $1.1 million relating to this payment.

       In December of 1999, the Michigan Department of Environmental Quality contacted the Grand Blanc facility relating to the classification of wastes leaving the facility. The Company has been discussing the issue with the Michigan Department of Environmental Quality and have been conducting tests of the waste. As a result of the contact and to avoid future liability, the Company has voluntarily changed the classification of the waste on all subsequent disposals even though the Company disagrees with Michigan Department of Environmental Quality. In addition, the Company is changing materials and certain processes to remove the concern of the Michigan Department of Environmental Quality. By changing the classification of the waste for disposal subsequent to the contact the Company has limited its potential liability to disposals prior to the contact. However, the Company may be exposed to some liability for past disposal. On March 20, 2000 the Company received a notice of warning from Michigan Department of Environmental Quality regarding this matter. At the present time the Company is unable to quantify or qualify any liability for these disposals.

       The Company is party to various contractual, legal and environmental proceedings, some of which assert claims for large amounts. Although the ultimate cost of resolving these matters could not be precisely determined at December 31, 1999, management believes, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations. These matters are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is more than remote but less than likely that the final resolution of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The Company's reserves have been set based upon a review of costs that may be incurred after considering the creditworthiness of guarantors and/or indemnification from third parties which the Company has received. The Company is not covered by insurance for any unfavorable environmental outcomes, but relies on the established reserves, guarantees and indemnifications it has received.


10.    CONCENTRATIONS

       The Company's sales to General Motors Corporation ("GM"), Ford Motor Company ("Ford") and DaimlerChrysler Corporation ("DaimlerChrysler"), expressed as a percentage of sales, were 40%, 27% and less than 10%, respectively, in 1997. During 1998, the percentages were 38%, 23% and 15% for GM, Ford and DaimlerChrysler, respectively. During 1999, the percentages were 18%, 13%, 12%, 11% and 9% for GM, Audi, DaimlerChrysler, Ford and Volkswagen, respectively. Many of the Company's automotive industry customers are unionized and work stoppages or slow-downs experienced by them, and their employee relations policies could have an adverse effect on the Company's results of operations. Net sales during the second and third quarters of 1998 were impacted negatively due to strikes at certain General Motors plants. The Company believes that a portion of these lost sales were recouped in the fourth quarter of 1998 as GM accelerated production to refill its distribution channels. Approximately 30% of the Company's North American workforce is covered by collective bargaining agreements. A portion of the European workforce is covered by collective bargaining agreements.


11.    PENSIONS, PROFIT-SHARING AND SALARY REDUCTION PLAN

       North America

       The Company sponsors profit-sharing and salary reduction 401(k) plans which cover substantially all North American employees. The plans provide for the Company to contribute a discretionary amount each year. Contributions were $2.3, $2.3 and $2.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

       Venture Holdings Corporation, into which Bailey Corporation ("Bailey") was merged in July 1997, has various retirement plans covering substantially all North American employees, including three defined benefit pension plans covering full-time hourly and salaried employees. The benefits payable under the plans are generally determined based on the employees' length of service and earnings. For all these plans the funding policy is to make at least the minimum annual contributions required by Federal law and regulation.

       The change in benefit obligation for the years ended December 31, 1999 and 1998 was as follows (in thousands):

                                                                     December 31,
                                                                 1999              1998
                                                                 ----              ----
       Benefit obligation at beginning of year               $     18,230    $     15,980
       Service cost                                                   589             543
       Interest cost                                                1,234           1,120
       Curtailment gain                                                --            (648)
       Amendments                                                     638              --
       Actuarial (gain) loss                                       (2,856)          1,771
       Benefits paid                                                 (594)           (536)
                                                              ------------    ------------

       Benefit obligation at end of year                     $     17,241    $     18,230
                                                              ============    ============

       The change in the market value of plan assets for the years ended December 31, 1999 and 1998 was as follows (in thousands):

                                                                     December 31,
                                                                 1999             1998
                                                                 ----             ----
       Market value of plan assets at
           beginning of year                                 $     14,255    $     14,026
       Actual return on plan assets                                 1,606             105
       Employer contribution                                          715             660
       Benefits paid                                                 (594)           (536)
                                                              ------------    ------------
       Market value of plan assets at
            end of year                                      $     15,982    $     14,255
                                                              ============    ============

       The funded status of the defined benefit plans at December 31, 1999 was as follows (in thousands):

                                                                      Assets Exceed         Accumulated Benefits
                                                                  Accumulated Benefits          Exceed Assets
                                                                  --------------------          -------------
       Actuarial present value of benefit obligations:
         Vested benefits                                          $               5,841    $                11,261
         Nonvested benefits                                                          18                        121
                                                                   ---------------------    -----------------------
       Accumulated benefit obligation                                             5,859                     11,382
       Projected benefit obligation                                               5,859                     11,382
       Market value of plan assets                                                7,673                      8,309
                                                                   ---------------------    -----------------------
       Excess (deficiency) of assets over projected benefit
       obligation                                                                 1,814                     (3,073)
       Unrecognized net (gain)                                                   (1,558)                    (1,403)
       Unrecognized prior service cost                                               --                      1,067
                                                                   ---------------------    -----------------------
       Prepaid (Accrued) pension cost                             $                 256    $                (3,409)
                                                                   =====================    =======================

       The funded status of the defined benefit plans at December 31, 1998 was as follows (in thousands):

                                                                       Assets Exceed         Accumulated Benefits
                                                                   Accumulated Benefits          Exceed Assets
                                                                   --------------------          -------------
       Actuarial present value of benefit obligations:
           Vested benefits                                        $               3,017    $                15,078
           Nonvested benefits                                                        33                        102
                                                                   ---------------------    -----------------------
       Accumulated benefit obligation                                             3,050                     15,180
       Projected benefit obligation                                               3,050                     15,180
       Market value of plan assets                                                3,891                     10,364
                                                                   ---------------------    -----------------------
       Excess (deficiency) of assets over projected benefit
       obligation                                                                   841                    (4,816)
       Unrecognized net (gain) loss                                               (928)                      1,232
       Unrecognized prior service cost                                               --                        519
       Additional minimum liability                                                  --                    (1,751)
                                                                   ---------------------    -----------------------
       Accrued pension cost                                       $                (87)    $               (4,816)
                                                                   =====================    =======================

       Net periodic pension expense (benefit) for the years ended December 31,1999 and 1998 included the following components (in thousands):

                                                                                    December 31,
                                                                            1999                    1998
                                                                            ----                    ----
       Service cost benefit during the year                           $             589    $                   543
       Interest cost on projected benefit obligation                              1,234                      1,120
       Expected return on plan assets                                           (1,196)                    (1,174)
       Net amortization and deferral                                                 89                       (52)
       Curtailment gain                                                              --                      (648)
                                                                       -----------------    -----------------------
       Net periodic pension expense (benefit)                         $             716    $                 (211)
                                                                       =================    =======================

       The date used to measure plan assets and liabilities is as of September 30 each year.

       The weighted-average assumed discount rate was 7.75% and 6.5% for 1999 and 1998, respectively. The assumed rate of return on plan assets was 8.5% for 1999 and 1998, respectively. For salary based plans, the expected rate of increase in compensation levels was 0.0% (as all salaried plans have been frozen) and 5.5% for 1999 and 1998, respectively.

       Plan assets consist principally of cash and cash equivalents, listed common stocks, debentures, and fixed income securities.

       A salaried pension plan has been frozen since 1992, and no further service liability will accrue under the plan. During 1998, an additional salaried pension plan and an hourly pension plan were frozen, and no further service liability will accrue under these plans. The freezing of the salaried pension plan resulted in a curtailment gain of approximately $648,000 and has been included in the calculation of the net periodic pension benefit for the year ended December 31, 1998. The freezing of the hourly plan did not result in a curtailment gain or loss since the accumulated and projected benefit obligation for this plan are equal.

       Effective January 1, 1999, the three frozen plans were merged into one plan. The merged plan will eventually be terminated.

       Europe
       ------

       Peguform GmbH maintains one defined benefit pension plan covering all its full-time hourly and salaried employees plus some individual defined benefit pension agreements for managers and members of the board. The benefits payable under the plans are generally determined based on the employees' length of service and earnings. These benefit plans are not funded.

       The change in benefit obligation for the year ended December 31, 1999 was as follows (in thousands):

                                                             December 31,
                                                                 1999
                                                                 ----
       Benefit obligation at beginning of year               $     25,919
       Service cost                                                 1,029
       Interest cost                                                1,092
       Actuarial (gain)                                            (2,175)
       Benefits paid                                                (610)
                                                              ------------
       Benefit obligation at end of year                     $     25,255
                                                              ============

       The funded status of the defined benefit plans at December 31, 1999 was as follows (in thousands):

                                                                   Accumulated Benefits
                                                                      Exceed Assets
                                                                      -------------
       Actuarial present value of benefit obligations:
           Vested benefits                                        $              21,117
           Nonvested benefits                                                     3,613
                                                                   ---------------------
       Accumulated benefit obligation                                            24,730
       Projected benefit obligation                                              25,255
       Market value of plan assets                                                   --
                                                                   ---------------------
      (Deficiency) of assets over projected benefit
       obligation                                                              (25,255)
       Unrecognized net (gain)                                                  (2,175)
                                                                   ---------------------
       Accrued pension cost                                       $            (27,430)
                                                                   =====================

       Net periodic pension (benefit) expense for the year ended December 31, 1999 included the following components (in thousands):

                                                                      December 31,
                                                                         1999
                                                                         ----
       Service cost benefit during the year                       $            1,029
       Interest cost on projected benefit obligation                           1,092
                                                                   ------------------
       Net periodic pension (benefit) expense                     $            2,121
                                                                   ==================

       The date used to measure plan assets and liabilities was as of December 31, 1999.

       The weighted-average assumed discount rate was 6.0% for 1999. For salary based plans, the expected rate of increase in compensation levels was 1.5% for 1999.

12.    INCOME TAXES

       Amounts in the financial statements related to income taxes are for the operations of Venture Holdings Corporation and Peguform GmbH. The other significant Subsidiaries have elected S corporation or flow through tax status under the Internal Revenue Code and will incur no domestic or foreign income tax. The beneficiary is required to report all income, gains, losses, deductions, and credits of the S corporations and other flow through entities included in the Trust on his individual tax returns.

       The provision for income tax expense for the period ended (in thousands):

                                                          December 31,
                                                1999         1998           1997
                                                ----         ----           ----
       Currently Payable
           United States                    $    (351)     $     80     $        --
           State and Local                          --           --             239
           Foreign                               2,941           16              --
                                             ----------     --------     -----------
              Total                              2,590           96             239
                                             ==========     ========     ===========

       Deferred
           United States                    $    1,994     $  1,618     $     2,716
           State and Local                         297          240             403
           Foreign                               3,346           --              --
                                             ----------     --------     -----------
              Total                         $    5,637        1,858           3,119
                                             ==========     ========     ===========

       The Company does not provide for U.S. income taxes or foreign withholding taxes on cumulative undistributed earnings of foreign subsidiaries which are considered to be permanently reinvested outside the U.S.

       The effective tax rate of Venture Holdings Corporation on pretax income was 65.27% for the year ended December 31, 1999, of which 24.17% relates to permanent differences not deductible for income taxes (primarily goodwill amortization) and 5.2% for state and local income taxes, net of the federal tax benefit. The effective tax rate of Peguform GmbH on pre-tax income was 36.8% for the year ended December 31, 1999. The effective tax rate on pretax income was 70.4% for the year ended December 31, 1998, of which 29.9% relates to permanent differences not deductible for income taxes and 5.2% for state and local income taxes, net of the federal tax benefit. The effective tax rate on pretax income was 58.3% for the year ended December 31, 1997, of which 18.1% relates to permanent differences not deductible for income taxes and 5.2% for state and local income taxes, net of the federal tax benefit.

       The tax-effected temporary differences and carryforwards which comprised deferred assets and liabilities were as follows (in thousands):

                                                                        December 31,
                                                                    1999            1998
                                                                    ----            ----
       Deferred tax assets:
            Accrued expenses and reserves                       $     13,487     $     7,372
            Net operating loss carryforward                           16,556           9,750
            Minimum tax credit carryforward                              764             844
            Other                                                      9,784             750
                                                                 ------------     -----------
                 Total deferred tax assets                      $     40,591     $    18,716
                                                                 ------------     -----------

       Deferred tax liabilities:
            Depreciation                                        $     59,277     $    11,931
            Other                                                      1,396              24
                                                                 ------------     -----------
                 Total deferred tax liabilities                 $     60,673     $    11,955
                                                                 ------------     -----------
                 Net deferred tax (liability) asset             $    (20,082)    $     6,761
                                                                 ============     ===========

       The current portion of deferred tax assets, $10.7 and $6.9 million is included in prepaid expense and other at December 31, 1999 and 1998, respectively. The current portion of deferred tax liabilities of $1.2 million is included in accrued expenses at December 31, 1999. Venture Holdings Corporation U.S. net operating loss carryforwards, which totaled $30.8 and $26.4 million at December 31, 1999 and 1998, begin to expire in the year 2011. Peguform France has net operating loss carryfowards of approximately $16 million at December 31, 1999, which have an unlimited expiration period. Alternative minimum tax credit carryforwards totaled $764 thousand at December 31, 1999 and have no expiration date. Management believes the net operating loss carryforwards at December 31, 1999 are realizable based on forecasted earnings and available tax planning strategies.

13.    EXTRAORDINARY ITEM

       In connection with the issuance of the 1999 Notes, the Company redeemed its 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest which resulted in an extraordinary loss of $5.6 million ($3.8 million prepayment penalty plus unamortized deferred financing costs of $1.8 million).


14.    SEGMENT REPORTING

       Prior to the Peguform Acquisition on May 28, 1999, the Company was organized and operated in one reporting segment. As a result of the Peguform Acquisition, the Company is organized and managed based primarily on geographic markets served. Under this organizational structure, the Company's operating segments have been reported into two reportable segments: North America and Europe. The following table presents net sales and other financial information by business segment for the twelve months ended December 31, 1999 (in thousands):

                                                               INCOME          NET (LOSS)          TOTAL
                                            NET SALES      FROM OPERATIONS      INCOME             ASSETS

       NORTH  AMERICA (Venture)        $       605,637     $        6,666    $    (24,702)     $   1,029,332
       EUROPE (Peguform)                       760,533             34,558           10,192           385,644
       ELIMINATIONS
                                        ---------------     --------------    -------------     -------------

             TOTAL                           1,366,170             41,224         (14,510)         1,414,976
                                        ===============     ==============    =============     =============


15.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

1997 SENIOR NOTES:
------------------


The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements for twelve months ended December 31, 1999, of (a) Venture, as a co-issuer of the 1997 senior notes (b) the subsidiaries that are co-issuers of the 1997 Senior Notes,
(c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Venture, the other issuers and the guarantor subsidiaries with the nonguarantor subsidiaries.




CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                                      OTHER    GUARANTOR    NONGUARANTOR              CONSOLIDATED
                                                          VENTURE    ISSUERS  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                          -------    -------  ------------  ------------ ------------     -----
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                        $         -    $      26   $       -    $      7,366   $      -   $     7,392
     Accounts receivable, net                                   -      188,763         153         122,428          -       311,344
     Inventories                                                -       48,936           -         105,684          -       154,620
     Investments                                           40,501            -           -               -          -        40,501
     Prepaid and other current assets                           -       20,051           -          33,810          -        53,861
                                                      -----------    ---------    --------     -----------    -------   -----------
     Total current assets                                  40,501      257,776         153         269,288          -       567,718

Property, Plant and Equipment, Net                              -      193,199          15         369,624          -       562,838
Intangible Assets, Net                                          -       50,140           -         121,950          -       172,090
Other Assets                                                    -       64,620           -          17,884          -        82,504
Deferred Tax Assets                                             -       11,711           -          18,115          -        29,826
Net Investment in and advances to (from)
  subsidiaries & affiliates                               873,454     (456,809)     (6,971)       (409,674)         -             -
                                                      -----------    ---------    --------     -----------    -------   -----------

Total Assets                                          $   913,955    $ 120,637   $  (6,803)   $    387,187   $      -   $ 1,414,976
                                                      ===========    =========    ========     ===========    =======   ===========

LIABILITIES AND MEMBER'S EQUITY
-------------------------------
CURRENT LIABILITIES:
     Accounts payable                                  $        -    $  57,388   $     512    $    136,696   $      -   $   194,596
     Accrued interest                                      13,228            -           -             175          -        13,403
     Accrued expenses                                           -       16,161       1,599          90,893          -       108,653
     Current portion of long term debt                     51,800        1,021           -          15,547          -        68,368
                                                      -----------    ---------    --------     -----------    -------   -----------
     Total current liabilities                             65,028       74,570       2,111         243,311          -       385,020

Pension Liabilities & Other                                     -        6,239           -          51,375          -        57,614
Deferred Tax Liabilities                                        -       12,054           -          47,377          -        59,431
Long Term Debt                                            806,650        1,496           -          43,862          -       852,008
                                                      -----------    ---------    --------     -----------    -------   -----------
     Total liabilities                                    871,678       94,359       2,111         385,925                1,354,073

Commitments and Contingencies                                  -             -           -               -          -             -

Member's Equity:
     Member's equity                                       42,277       26,274      (8,914)          3,703          -        63,340
     Accumulated other comprehensive income-
       minimum pension liability in excess of
       unrecognized prior service cost, net of tax              -            -           -               -          -             -


     Accumulated other comprehensive income-                    -            4           -          (2,441)         -        (2,437)
     cumulative translation adjustment
                                                      -----------    ---------    --------     -----------    -------    ----------

Member's Equity                                            42,277       26,278      (8,914)          1,262          -        60,903
                                                      -----------    ---------    --------     -----------    -------    ----------

Total Liabilities and Member's Equity                $    913,955    $ 120,637   $  (6,803)   $    387,187   $      -    $1,414,976
                                                      ===========    =========    ========     ===========    =======    ==========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                         OTHER        GUARANTOR       NONGUARANTOR                   CONSOLIDATED
                                          VENTURE       ISSUERS      SUBSIDIARIES     SUBSIDIARIES  ELIMINATIONS        TOTAL
                                          -------       -------      ------------     ------------  ------------        -----
NET SALES                              $        -    $   599,434    $   157,376     $    766,685    $  (157,325)    $   1,366,170
COST OF PRODUCT SOLD                            -        550,273        149,598          672,926       (157,325)        1,215,472
                                       ----------    -----------    -----------     ------------    -----------     -------------
     GROSS PROFIT                               -         49,161          7,778           93,759              -           150,698
SELLING, GENERAL & ADMINISTRATIVE
   EXPENSE                                      -         50,629              -           58,586              -           109,215

PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                      259              -              -                -              -               259
                                       ----------    -----------    -----------     ------------    -----------     -------------
      (LOSS) INCOME FROM OPERATIONS          (259)        (1,468)         7,778           35,173              -            41,224
INTEREST EXPENSE                           67,271            171              -            5,164              -            72,606
INTERCOMPANY INTEREST ALLOCATION          (67,271)        47,767              -           19,504              -                 -
OTHER EXPENSE (INCOME)                    (48,105)          (514)        16,800              597              -           (31,222)
                                       ----------    -----------    -----------     ------------    -----------     -------------
       (LOSS) INCOME BEFORE TAXES          47,846        (48,892)        (9,022)           9,908              -              (160)
TAX  (BENEFIT) PROVISION                        -          1,940              -            6,287              -             8,227
MINORITY INTEREST                               -              -              -              554              -               554
                                       ----------    -----------    -----------     ------------    -----------     -------------
      NET (LOSS) INCOME BEFORE
         EXTRAORDINARY LOSS                47,846        (50,832)        (9,022)           3,067              -            (8,941)

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                   5,569              -              -                -              -             5,569
                                       ----------    -----------    -----------     ------------    -----------     -------------
        NET (LOSS) INCOME              $   42,277    $   (50,832)   $    (9,022)    $      3,067    $         -     $     (14,510)
                                       ==========    ===========    ===========     ============    ===========     =============

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                 OTHER         GUARANTOR     NONGUARANTOR               CONSOLIDATED
                                                   VENTURE      ISSUERS       SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                   -------      -------       ------------   ------------  ------------     -----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                     $   42,277   $  (50,832)    $ (9,022)    $     3,067    $     -     $   (14,510)
    Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                         -       49,824            4          26,168          -          75,996
      Unrealized loss on currency exchange                  -         (411)      17,830               -          -          17,419
      Loss from the disposal of fixed assets                -            -            -             181          -             181
      Net extraordinary loss on early                   5,569            -            -               -          -           5,569
        extinguishment of debt
      Change in accounts receivable                         -          419          (61)         52,646          -          53,004
      Change in inventories                                 -        1,834            -          22,066          -          23,900
      Change in prepaid and other current assets            -      (13,834)           -           5,130          -          (8,704)
      Change in other assets                                -      (29,884)           -             169          -         (29,715)
      Change in investments in associated company           -            -            -            (723)         -            (723)
      Change in accounts payable                            -        6,113         (489)          4,581          -          10,205
      Change in accrued expenses                          (97)       3,921         (516)        (16,953)         -         (13,645)
      Change in pension liabilities and other               -          736            -           3,763          -           4,499
      Change in deferred taxes                              -        2,371            -           3,465          -           5,836
                                                   ----------   ----------     --------     -----------    -------     -----------
      Net cash provided by (used in) operating         47,749      (29,743)       7,746         103,560          -         129,312
       activities

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of subsidiaries, net of cash
       acquired                                             -            -      (75,531)       (368,530)         -        (444,061)
    Capital expenditures                                    -      (23,740)           -         (29,436)         -         (53,176)
    Net activity in investments in and advances to
      (from) subsidiaries & affiliates               (502,960)      84,078       67,785         351,097          -               -
    Proceeds from sale of fixed assets                      -            -                          390          -             390
    Unrealized gain on investments                    (40,501)                        -               -          -         (40,501)
                                                   ----------   ----------     --------     -----------    -------     -----------
    Net cash used in investing activities            (543,461)      60,338       (7,746)        (46,479)         -        (537,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under revolving       (71,500)           -            -             (71)         -         (71,571)
      credit facility
    Debt issuance fees                                      -      (27,066)           -               -          -         (27,066)
    Net proceeds from issuance of debt                650,000            -            -               -          -         650,000
    Payment for early extinguishment of debt          (82,788)           -            -         (45,862)         -        (128,650)
    Principal payments on debt                              -       (3,532)           -          (2,327)         -          (5,859)
                                                   ----------   ----------     --------     -----------    -------     -----------
    Net cash (used in) provided by financing          495,712      (30,598)           -         (48,260)         -         416,854
      activities

Effect of exchange rate changes on cash and cash            -            -            -          (1,556)         -          (1,556)
  equivalents

      NET INCREASE IN CASH                                  -           (3)           -           7,265          -           7,262

CASH AT BEGINNING OF PERIOD                                 -           29            -             101          -             130
                                                   ----------   ----------     --------     -----------    -------     -----------
CASH AT END OF PERIOD                              $        -   $       26     $      -     $     7,366    $     -     $     7,392
                                                   ==========   ==========     ========     ===========    =======     ===========

1999 NOTES:
-----------

The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements for the year ended December 31, 1999, of Venture, the sole issuer of the 1999 Notes, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Venture and the guarantor subsidiaries with the nonguarantor subsidiaries.



CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                   GUARANTOR        NONGUARANTOR                    CONSOLIDATED
                                                    VENTURE       SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                    -------       ------------      ------------     ------------       -----
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                $         -     $         26    $          7,366   $          -  $        7,392
         Accounts receivable, net                           -          188,916             122,428              -         311,344
         Inventories                                        -           48,936             105,684              -         154,620
         Investments                                   40,501                -                   -              -          40,501
         Prepaid and other current assets                   -           20,051              33,810              -          53,861
                                                  -----------     ------------    ----------------   ------------   -------------
         Total current assets                          40,501          257,929             269,288              -         567,718

Property, Plant and Equipment, Net                          -          193,214             369,624              -         562,838
Intangible Assets, Net                                      -           50,140             121,950              -         172,090
Other Assets                                                -           64,620              17,884              -          82,504
Deferred Tax Assets                                         -           11,711              18,115              -          29,826
Net Investment in and advances to (from)
   subsidiaries & affiliates                          873,454         (463,780)           (409,674)             -               -
                                                  -----------     ------------    ----------------   ------------   -------------

Total Assets                                      $   913,955     $    113,834    $        387,187   $          -  $    1,414,976
                                                  ===========     ============    ================   ============   =============

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
         Accounts payable                         $         -     $     57,900    $        136,696   $           -  $     194,596
         Accrued interest                              13,228                -                 175              -          13,403
         Accrued expenses                                   -           17,760              90,893              -         108,653
         Current portion of long term debt             51,800            1,021              15,547              -          68,368
                                                  -----------     ------------    ----------------   ------------   -------------
         Total current liabilities                     65,028           76,681             243,311              -         385,020

Pension Liabilities & Other                                 -            6,239              51,375              -          57,614
Deferred Tax Liabilities                                    -           12,054              47,377              -          59,431
Long Term Debt                                        806,650            1,496              43,862              -         852,008
                                                  -----------     ------------    ----------------   ------------   -------------
         Total liabilities                            871,678           96,470             385,925                      1,354,073

Commitments and Contingencies                               -                -                   -              -               -

Member's Equity:
         Member's equity                               42,277           17,360               3,703              -          63,340
         Accumulated other comprehensive income-            -                -                   -              -               -
         minimum pension liability in excess of
         unrecognized prior service cost, net
         of tax





         Accumulated other comprehensive income-
          cumulative translation adjustment                 -                4              (2,441)             -          (2,437)
                                                  -----------     ------------    ----------------   ------------   -------------

Member's Equity                                        42,277           17,364               1,262              -          60,903
                                                  -----------     ------------    ----------------   ------------   -------------

Total Liabilities and Member's Equity             $   913,955     $    113,834   $         387,187   $          -   $   1,414,976
                                                  ===========     ============    ================   ============   =============

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER  31, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                           GUARANTOR        NONGUARANTOR                             CONSOLIDATED
                                        VENTURE          SUBSIDIARIES       SUBSIDIARIES         ELIMINATIONS           TOTAL
                                        -------          ------------       ------------         ------------           -----
NET SALES                             $         -       $     756,810      $      766,685        $   (157,325)       $  1,366,170
COST OF PRODUCT SOLD                            -             699,871             672,926            (157,325)          1,215,472
                                      -----------       -------------      --------------        ------------        ------------
     GROSS PROFIT                               -              56,939              93,759                   -             150,698
SELLING, GENERAL & ADMINISTRATIVE               -              50,629              58,586                   -             109,215
   EXPENSE

PAYMENTS TO BENEFICIARY IN LIEU OF            259                   -                   -                   -                 259
   TAXES
                                      -----------       -------------      --------------        ------------        ------------
      (LOSS) INCOME FROM OPERATIONS          (259)              6,310              35,173                   -              41,224
INTEREST EXPENSE                           67,271                 171               5,164                   -              72,606
INTERCOMPANY INTEREST ALLOCATION          (67,271)             47,767              19,504                   -                   -
OTHER EXPENSE (INCOME)                    (48,105)             16,286                 597                   -             (31,222)
                                      -----------       -------------      --------------        ------------        ------------
       (LOSS) INCOME BEFORE TAXES          47,846             (57,914)              9,908                   -                (160)
TAX  (BENEFIT) PROVISION                        -               1,940               6,287                   -               8,227
MINORITY INTEREST                               -                   -                 554                   -                 554
                                      -----------       -------------      --------------        ------------        ------------
      NET (LOSS) INCOME BEFORE
         EXTRAORDINARY LOSS                47,846             (59,854)              3,067                   -              (8,941)

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                   5,569                   -                   -                   -               5,569
                                      -----------       -------------      --------------        ------------        ------------
        NET (LOSS) INCOME             $    42,277       $     (59,854)     $        3,067        $          -        $    (14,510)
                                      ===========       =============      ==============        ============        ============

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                          GUARANTOR   NONGUARANTOR              CONSOLIDATED
                                                               VENTURE   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS    TOTAL
                                                               -------   ------------ ------------ ------------    -----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $  42,277    $ (59,854)   $   3,067    $      --    $ (14,510)
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                 --       49,828       26,168           --       75,996
      Unrealized loss on currency exchange                          --       17,419           --           --       17,419
      Loss from the disposal of fixed assets                        --           --          181           --          181
      Net extraordinary loss on early
        extinguishment of debt                                   5,569           --           --           --        5,569
      Change in accounts receivable                                 --          358       52,646           --       53,004
      Change in inventories                                         --        1,834       22,066           --       23,900
      Change in prepaid and other current assets                    --      (13,834)       5,130           --       (8,704)
      Change in other assets                                        --      (29,884)         169           --      (29,715)
      Change in investments in associated company                   --           --         (723)          --         (723)
      Change in accounts payable                                    --        5,624        4,581           --       10,205
      Change in accrued expenses                                   (97)       3,405      (16,953)          --      (13,645)
      Change in pension liabilities and other                       --          736        3,763           --        4,499
      Change in deferred taxes                                      --        2,371        3,465           --        5,836
                                                             ---------    ---------    ---------    ---------    ---------
      Net cash provided by (used in) operating                  47,749      (21,997)     103,560           --      129,312
       activities

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of subsidiaries, net of cash acquired                  --      (75,531)    (368,530)          --     (444,061)
    Capital expenditures                                            --      (23,740)     (29,436)          --      (53,176)
    Net activity in investments in and advances to
      (from) subsidiaries & affiliates                        (502,960)     151,863      351,097           --           --
    Proceeds from sale of fixed assets                              --                       390           --          390
    Unrealized gain on investments                             (40,501)          --                        --      (40,501)
                                                             ---------    ---------    ---------    ---------    ---------
    Net cash used in investing activities                     (543,461)      52,592      (46,479)          --     (537,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under revolving
      credit facility                                          (71,500)          --          (71)          --      (71,571)
    Debt issuance fees                                              --      (27,066)          --           --      (27,066)
    Net proceeds from issuance of debt                         650,000           --           --                   650,000
    Payment for early extinguishment of debt                   (82,788)                  (45,862)          --     (128,650)
    Principal payments on debt                                      --       (3,532)      (2,327)          --       (5,859)
                                                             ---------    ---------    ---------    ---------    ---------
    Net cash (used in) provided by financing
      activities                                               495,712      (30,598)     (48,260)          --      416,854

Effect of exchange rate changes on cash and cash
  equivalents                                                       --           --       (1,556)          --       (1,556)

      NET INCREASE IN CASH                                          --           (3)       7,265           --        7,262

CASH AT BEGINNING OF PERIOD                                                      29          101                       130
                                                             =========    =========    =========    =========    =========
CASH AT END OF PERIOD                                        $      --    $      26    $   7,366    $      --    $   7,392
                                                             =========    =========    =========    =========    =========

16.    SUBSEQUENT EVENT

       On March 20, 2000, the Company terminated its three cross-currency swap agreements and realized a cash gain of $42 million. The entire cash proceeds were applied as a prepayment of the Company's $125 million interim term loan. The cross-currency swap agreements were replaced with a twelve-month foreign exchange collar.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The following individuals are the Executive Officers of the Company, having the operational titles set forth opposite their names. Venture Holdings Trust is the sole member of Venture Holdings Company LLC. Larry
       J. Winget is the sole manager of the Venture Holdings Company LLC and exercises the management powers of Venture Holdings Company LLC in his capacity as Special Advisor, as defined in the Amended and Restated Operating Agreement of Venture Holdings Company LLC. Messrs. Winget, Schutz and Torakis serve as the directors of each Subsidiary, other than Venture Canada. Mr. Winget and Stephen M. Cheifetz serve as the directors of Venture Canada. Mr. Butler is a director of Venture Holdings Corporation only.

             Name                       Age                                  Position
             ----                       ---                                  --------
       Larry J. Winget                   57        Chairman and Chief Executive Officer
       Larry J. Winget, Jr.              39        Chairman of Peguform GmbH and Executive Vice President
       A. James Schutz                   55        Executive Vice Chairman
       Michael G. Torakis                43        President and Chief Operating Officer of Venture Holdings
                                                        Company LLC and Peguform GmbH
       James E. Butler, Jr.              47        Chief Financial Officer, Executive Vice President,
                                                   Secretary
                                                        and Treasurer of Venture Holdings Company LLC
       Gary Woodall                      57        President - North American Manufacturing
       Charles Hunter                    45        President - Engineering
       Michael Juras                     58        Executive Vice President - Advanced Engineering
       Patricia A. Stephens              53        Executive Vice President - Purchasing
       Joseph R. Tignanelli              38        Executive Vice President - Interior Operations
       David Voita                       59        Executive Vice President - Manufacturing
       Warren Brown                      56        Vice President - Composite Operations
       Werner Deggim                     49        Senior Vice President - Peguform GmbH
       Dieter Belle                      44        Vice President - Finance, Controlling, and Human
                                                        Resources - Peguform GmbH

       Larry J. Winget was one of the five original founders and shareholders of Venture Industries Corporation and is the only one still involved with us. Since 1987 he has owned 100% of Venture and is currently the sole beneficiary of Venture Holdings Trust, which is the sole member of Venture.

       Larry J. Winget, Jr., Larry J. Winget's son, has been employed by us in various positions since 1976, including Molding Plant Manager of

       Vemco, Inc. from 1988 until 1990, Assistant Manager of Vemco, Inc. from 1990 until 1993, and Vice President and General Manager of Vemco, Inc. until being named to the position of Vice President -- Manufacturing in April of 1995. In December of 1997 he assumed the additional role of leading all manufacturing operations and on May 28, 1999 became Chairman of Peguform.

       A. James Schutz assumed the position of Vice Chairman in October 1997 and had been Executive Vice President since 1987. He has been in the injection molding business for 25 years.

       Michael G. Torakis joined us in 1985 and has been President since 1995. He previously served as Treasurer and Chief Financial Officer and in various other capacities with Venture, including Executive Vice President. On May 28, 1999, Mr. Torakis became President of Peguform.

       James E. Butler became Chief Financial Officer of Venture in 1999. He joined us in 1994 and assumed the position of Executive Vice President -- Finance and Secretary in April of 1995. From 1981 until joining Venture, Mr. Butler was employed by Coopers & Lybrand L.L.P., a certified public accounting firm.

       Gary Woodall joined us on April 1, 1999 as Vice President of Interior Operations and General Motors Customer Executive. Late in 1999 Gary assumed the role of President of North American Manufacturing. Mr. Woodall had previously been employed by General Motors Corporation for over 35 years. Mr. Woodall's last position with General Motors was as General Director of Products, Manufacturing and Process Engineering. Prior to holding that position, Mr. Woodall served as General Director of Operations, and was responsible for General Motors' North American interior automotive component manufacturing.

       Charles Hunter has been with us since 1989 and has held a number of different positions with us involving mold building, design engineering and prototype operations. In 1999 he was appointed President of Venture Engineering and oversees worldwide design, tooling and advanced engineering operations.

       Michael Juras joined us in his current position in January 1997. Prior to joining us, Mr. Juras had spent 30 years in various product and manufacturing positions with General Motors, with his last position as Director of Engineering Mid-Size Cars.

       Patricia A. Stephens joined us in 1993 and has held positions involving program management, contract administration and purchasing. She previously had been employed for 23 years by General Motors, her last position being purchasing agent.

       Joseph R. Tignanelli, Larry J. Winget's son-in-law, has been employed by us in several positions since 1980, including Molding Manager for Venture Industries Corporation -- Groesbeck plant from 1985 until 1990, Assistant Manager of Venture Industries Corporation from 1990 until 1993, Vice President of Venture Industries until October of 1995, and Executive Vice President -- Customer Services until December 1997, when he assumed his current position.

       David Voita has been employed by us in various manufacturing positions since 1995, after a 33-year career with Ford Motor Company. Mr. Voita's last position at Ford was that of Plant Manager for the Plastic and Trim Division, where he managed a 1.2 million square foot, 1,300 employee facility.

       Warren Brown joined us in 1993 as Vice President -- Mergers and Acquisitions and assumed his current position in 1999. Prior to joining us, Mr. Brown was employed for eight years as Chief Operating Officer of Autodie Corporation. He has over 30 years experience in the automotive supplier industry.

       Werner Deggim became a member of the Management Board of Peguform GmbH in 1994, in charge of Sales, Development and Research, until being named to his present position in 1998. For 5 years prior to joining Peguform Mr. Deggim was President of Kautex North America, located in Windsor, Ontario Canada.

       Dieter Belle joined Peguform GmbH as Vice President -- Finance, Controlling and Purchasing in 1995. In April 1998 he assumed responsibility for human resources. Prior to joining Peguform, Mr. Belle served as Director of Controlling for Felten & Guilleaume from 1990 to 1995.

       Stephen M. Cheifetz, 44, is a partner of Corrent and Macri and has served as partner of this firm for less than 1 year. Prior to joining his current firm, he was a partner with Wilson, Walker, Hochberg, Slopen, a Windsor, Ontario law firm, and served as a partner of that firm for over five years.


ITEM 11.  EXECUTIVE COMPENSATION

       The following Summary Compensation Tables sets forth compensation paid for the years ended December 31, 1999, 1998 and 1997, respectively, to those persons who were, at such date, the chief executive officer of Venture and the other four most highly compensated executive officers.


                          SUMMARY COMPENSATION TABLE(1)


                                                                                       Other Annual          All Other
          Name and Principal Position       Year    Salary ($) (2)    Bonus ($)      Compensation (3)     Compensation (4)
          ---------------------------       ----    --------------    ---------      ----------------     ----------------
       Larry J. Winget                      1999    $  528,618        $  500,000     $  262,779          $ 504,400
           Chairman and                     1998       526,503           ----           542,872            366,063
             Chief Executive Officer        1997       527,657           ----           478,945            277,347
       Michael G. Torakis                   1999    $  340,164        $  187,500     $  ----             $ 5,100
           President                        1998       268,834           ----           ----               5,100
                                            1997       263,819           250,000        ----               4,800
       Larry J. Winget, Jr.                 1999    $  281,165        $  250,000     $  ----             $ 5,100
           Executive Vice President         1998       219,224           ----           ----               5,100
                                            1997       220,938           ----           ----               4,275
       Charles Hunter                       1999    $  280,869        $  400,000     $  ----             $ 2,120
           President - Engineering          1998       181,634           ----           ----               2,120
                                            1997       169,047           ----           ----               2,155
       James E. Butler                      1999    $  237,062        $  150,000     $  ----             $ 5,100
           Chief Financial Officer,         1998       140,108           ----           ----               4,233
           Executive Vice President,        1997       135,867           ----           ----               4,200
           Secretary and Treasurer
           of Venture Holdings
           Company, LLC



--------------------------------------------------------------------------------
       (1) The compensation described in this table does not include benefits under group plans which do not discriminate in scope, terms or operation in favor of the officers listed and that are generally available to all salaried employees, and certain perquisites and personal benefits received by the officers listed, where these perquisites do not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

       (2) Includes salary reductions made under Venture's 401(k) Plan and Venture's Cafeteria Benefit Plan.

       (3) The amount indicated for Mr. Winget represents compensation in lieu of a distribution of Trust principal, equal to taxes incurred by the beneficiary as a result of activities of Venture Holdings Trust's subsidiaries which have elected "S" corporation status under the Internal Revenue Code or are limited liability companies (taxed as partnerships).

       (4) "All Other Compensation" is comprised of: (1) a contribution made by Venture to the accounts of each of the officers listed under Venture's 401(k) Plan; (2) the incremental cost to Venture of additional premiums for term life insurance benefits for the officers listed which are not generally available to the other salaried employees of Venture, and (3) for Mr. Winget, the portion of the premium paid by Venture under a reverse split dollar life insurance policy attributable to the build-up of the cash surrender value of the policy, which aggregated $2,172,005, $1,672,705 and $1,311,742 at December 31, 1999, 1998 and 1997,
       respectively, and is owned by Mr. Winget. The beneficiary of the term insurance portion of the reverse split dollar policy is Venture, which pays all premiums due under the policy and is entitled to receive a $20.0 million benefit in the event of Mr. Winget's death. Mr. Winget has the right to designate the distribution of the cash surrender value and may, prior to his death, surrender the policy in cancellation thereof and receive the benefit of the cash surrender value.

       See the table below for complete details concerning all other compensation.


                                                                    Reverse Split
          Name and Year          401 (k)          Term Life         Dollar Policy         Total
          -------------          -------          ----------        -------------         -----
                                                  Insurance
                                                  ---------
        Winget
         1999                $       4,800      $         300     $      499,300     $     504,400
         1998                        4,800                300            360,963           366,063
         1997                        4,500                300            272,547           277,347
        Torakis
         1999                $       4,800      $         300     $           --     $       5,100
         1998                        4,800                300                 --             5,100
         1997                        4,500                300                 --             4,800
        Winget, Jr.
         1999                $       4,800      $         300     $           --     $       5,100
         1998                        4,800                300                 --             5,100
         1997                        3,975                300                 --             4,275
        Hunter
         1999                $       1,820      $         300     $           --     $       2,120
         1998                        1,820                300                 --             2,120
         1997                        1,855                300                 --             2,155
        Butler
         1999                $       4,800      $         300     $           --     $       5,100
         1998                        3,933                300                 --             4,233
         1997                        3,900                300                 --             4,200


COMPENSATION OF DIRECTORS

       Mr. Winget serves as the Special Advisor to Venture, Messrs. Winget, Schutz and Torakis serve as the directors of each guarantor of the Notes, and Mr. Butler serves as director of Venture Holdings Company LLC. None receive any additional compensation or fees for their service in these capacities. Mr. Cheifetz does not receive compensation for acting as a director of Venture Canada; however, the law firm of which he is a partner acts as counsel to Venture Canada.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       All of the compensation for each of the officers listed in the Summary Compensation Table above for the year ended December 31, 1999 was paid by Experience Management LLC. Messrs. Winget and Torakis, in their capacities as directors, participated in the deliberations concerning executive compensation. In addition, some of the officers listed in the Summary Compensation Table above have engaged in certain transactions with Venture. See "Item 13. Certain Relationships and Related Transactions."

OPTIONS

       None of the officers listed in the Summary Compensation Table above hold any options to acquire any interest in Venture or to acquire stock of the subsidiaries of Venture or were granted any such options in the 1999 fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Venture owns, directly or indirectly, all of the outstanding capital stock of, or equity interests in, its subsidiaries, except for its 70%-owned Mexican and 50%-owned Spanish joint ventures. Venture Holdings Trust is the sole member of Venture, and Mr. Winget is the sole beneficiary of Venture Holdings Trust. Mr. Winget's address is c/o Venture Holdings Company LLC, 33662 James J. Pompo Drive, Fraser, Michigan 48026.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In addition to making distributions to Mr. Winget, either directly as sole beneficiary of Venture Holdings Trust before the trust contribution by Venture Holdings Trust to Venture, or indirectly through distributions to Venture Holdings Trust the sole member of Venture after the trust contribution, and also compensating him in his capacity as an Executive Officer of Venture, Venture has maintained business relationships and engaged in certain transactions with Mr. Winget and certain companies owned or controlled by him (each an "affiliate" and collectively, the "affiliates") as described below. Since Mr. Winget is the sole beneficiary of the Venture Holdings Trust, which is the sole member of Venture, the terms of these transactions are not the result of arms'-length bargaining; however, we believe that these transactions are on terms no less favorable to us than would be obtained if these transactions or arrangements were arms'-length transactions with non-affiliated persons.

       Pursuant to the indentures governing the 11% Senior Notes due 2007 and 12% Senior Subordinated Notes due 2009 issued in 1999 and the indenture governing the 1997 senior notes, Venture, each issuer of the 1997 senior notes and each guarantor of each of the 1997 senior notes and the 1999 notes is required to maintain a Fairness Committee, at least one of whose members is independent, which approves the terms and conditions of certain transactions between Venture and our affiliates and participates in decisions concerning whether certain corporate opportunities will be pursued by us. The indentures also contain restrictions on distributions to Mr. Winget and other restrictions on transactions with affiliates, including the Corporate Opportunity Agreement. The Corporate Opportunity Agreements require Mr. Winget to offer to us certain corporate opportunities which relate to our business before he may pursue these opportunities outside Venture.

FACILITIES AND EQUIPMENT

       We lease, or have arranged for the usage of, certain facilities, machinery and equipment that are owned by affiliates, as set forth below. We believe that the lease and usage agreements are based on the fair market value of the facilities, machinery and equipment at the inception of the agreements. Venture has made significant capital improvements to these properties. Venture has accounted for these improvements as leasehold improvements. At the conclusion of the applicable lease or usage agreement, the benefits of these improvements inure to the benefit of the lessor.

       Venture Real Estate, Inc., a corporation wholly owned by Mr. Winget's living trust since 1988, leases two separate injection molding buildings to us in our Malyn Complex, and our Commerce Mold Shop. Starting in 1996, the Redford facility, and in 1998 the Almont II facility, were also leased to us by Venture Real Estate, Inc. Amounts paid to Venture Real Estate, Inc. and a predecessor affiliate were approximately $1.0 million, $0.8 million and $0.8 million for the years ended December 31, 1997, 1998 and 1999, respectively.

       Harper Properties of Clinton Township Limited Partnership leases its Harper facility to us on a month-to-month basis. Realven Corporation also leases the machinery and equipment located at the Harper facility to us on a month-to-month basis. Harper Properties is a limited partnership in which the living trusts of Mr. Winget and his wife, Alicia, and an affiliated company are the general partners and Mr. Winget, members of his family, A. James Schutz, an Executive Officer of Venture, and Michael
       G. Torakis, an Executive Officer of Venture, are the limited partners. Realven is a corporation wholly owned by Mr. Winget and his wife, Alicia. The Harper lease provides for semi-annual lease payments. Harper Properties and Realven have the right to require us to enter into negotiations regarding an increase in the lease payments under the Harper lease and the Realven lease, so that lease payments under these leases will reflect all expenses to Harper Properties, Realven and their owners. Venture has made several improvements to the Harper facility and the machinery and equipment leased from Realven, and has accounted for them as leasehold improvements. At the termination of the Harper and Realven leases, Harper Properties and Realven, respectively, will retain the value, if any, of the leasehold improvements. Venture paid Harper Properties $1.7 million in each of the years ended December 31, 1997, 1998 and 1999, respectively, under the Harper lease. Venture paid Realven $0.4 million in each of the years ended December 31, 1997, 1998 and 1999, respectively, under the Realven lease.

       Mr. Winget has since 1991 allowed Venture to use approximately 12 molding machines pursuant to the terms of usage agreements. In January of 1994, Mr. Winget leased 28 additional injection molding machines to Venture as part of the expansions of the Harper and Groesbeck facilities. Mr. Winget also leases certain injection molding equipment to us. In February of 1995, Mr. Winget contributed and assigned his interests in the leases to the various injection molding machines and equipment to a new entity, Venture Heavy Machinery Limited Liability Company. Venture paid Venture Heavy Machinery Limited Liability Company $1.8 million in each of the years ended December 31, 1997, 1998 and 1999, respectively, under the usage agreements.

       Venture Real Estate Acquisition Company and Venture Equipment Acquisition Company, each wholly owned by Mr. Winget's living trust, acquired a 176,000 square foot injection molding facility and the machinery and equipment located in the facility, including 35 molding machines, on February 4, 1994. Venture entered into usage agreements for this facility, the Masonic facility, machinery and equipment, the terms of which were reviewed and approved by the Fairness

       Committee. During 1997, 1998 and 1999 Venture paid $1.3 million in each year to Venture Real Estate Acquisition Company and Venture Equipment Acquisition Company pursuant to these agreements.

BUSINESS RELATIONSHIPS

       We maintain ongoing business relationships with affiliates, as set forth below:

       Nova Corporation is a corporation in which Windall Industries, a corporation in which Mr. Winget owns a 49% equity interest and a former Executive Manager of Venture owns the controlling 51% interest. Nova is a successor to Windall Industries' business. Nova supplies us with certain small parts or components of large assemblies that are sold to our customers. Venture paid Nova $1.0 million, $1.5 million and $2.1 million for the years ended December 31, 1997, 1998 and 1999, respectively. In connection with this relationship, Venture has provided Nova with various raw materials at cost and received commission income, for which Nova paid Venture $0.3 million, $0.4 million and $0.3 million in the years ended December 31, 1997, 1998 and 1999, respectively. Nova sells products to other customers besides us, and has and will compete with us for certain contracts. Nova paid Venture $0.2 million each year pursuant to machinery and equipment operating leases for each of the years ended December 31, 1997, 1998 and 1999. Venture paid Windall Industries usage fees of $0.1 million in each of the years ended December 31, 1997, 1998 and 1999.

       Venture Sales and Engineering and Venture Foreign Sales Corporation, corporations wholly owned by Mr. Winget, serve as our outside sales agencies for sales of manufactured products. Currently, we pay Venture Sales and Venture Foreign Sales, in the aggregate, a sales commission of 3% on all production sales. Venture paid Venture Sales, $7.3 million, $10.4 million and $10.9 million in the years ended December 31, 1997, 1998 and 1999, respectively. Venture made no payments to Venture Foreign Sales in the years ended December 31, 1997, 1998 and 1999. Venture Sales has conducted sales and marketing activities around the world for us and has been advanced certain funds in order to carry on that work on our behalf.

       Venture Automotive Corp. has, since 1991, performed sequencing and value-added assembly of parts manufactured at our Grand Blanc facility. Beginning October 1, 1996 the manufacturing services previously provided by Venture Automotive Corp. have been contracted to MAST Services LLC, a company in which N. Matthew Winget, Mr. Winget's son, owned a minority interest until the fourth quarter of 1998. Effective January 1, 1999, the Grand Blanc facility took over all operations of this facility and pays rent and operating expenses for this facility. Services for the periods ending December 31, 1997, 1998 and 1999 were $2.7, $2.3 and $1.5 million, respectively.

       During 1999, we entered into an agreement to purchase vehicles from Shelby American, Inc. ("Shelby"), an entity in which Mr. Winget has a 75% ownership interest. We put a deposit of $13 million on these vehicles and will pay an additional $10 million when the vehicles are complete.
       We intend to market the vehicles to other parties. In addition, we sold certain parts to Shelby for use in the manufacturing of these vehicles and performed engineering services. Sales to Shelby for the year ended December 31, 1999 were $3.8 million.

       We contract with Deluxe Pattern Corporation ("Deluxe"), an entity wholly owned by Mr. Winget, to provide us with design, prototype, and fixture work. During the years ended December 31, 1999, 1998, and 1997, we were charged $11.0 million, $6.6 million, and $9.2 million, respectively, under this arrangement. Deluxe also buys services from us principally labor and materials. During the years ended December 31, 1999, 1998, and 1997, Deluxe made purchases, and we recognized revenue, in the amount of $12.9 million, $17.3 million, and $4.6 million, respectively. In addition to the above transactions, Deluxe also charged us approximately $1.1 million during each of the years ended December 31, 1999, 1998, and 1997 for equipment rental and other services. The net effect of these transactions was a receivable balance from Deluxe of $32.3 million and $20.0 million at December 31, 1999 and 1998, respectively.

       During 1999, we contracted with M&M Flow Through Systems, LLC ("M&M"), an entity owned by Mr. Winget's son, to manufacture certain machinery and equipment used at our Grand Blanc facility. We purchased three different machines from M&M at an approximate cost of $965,000. In addition, we contract M&M to dispose of scrap parts that have previously been rejected by the automotive original equipment manufacturers. Our sales of these parts to M&M for the year ended December 31, 1999 were approximately $200,000, which approximates a recovery of the material cost of producing the parts.

MANAGEMENT SERVICES

       Venture Service Company provides administrative services and insurance to Deluxe, Windall Industries, Venture Sales and Venture Automotive Corp. Deluxe, Windall Industries, Venture Sales and Venture Automotive Corp. paid us $0.2 million for the year ended December 31, 1997. No amounts were paid in 1998 and 1999.

       Venture provided Venture Asia Pacific Pty. Ltd. and its subsidiaries with management and sales services, for which they paid Venture $4.0 million, $4.5 million and $4.5 million for 1997, 1998 and 1999, respectively. In addition, Venture Asia Pacific also reimbursed Venture for certain other expenditures made on its behalf and assigned certain tooling contracts to Venture.

       Pompo Insurance & Indemnity Company Ltd., a Barbados corporation indirectly wholly owned by Mr. Winget, was incorporated in 1992 under the Barbados Exempt Insurance Act. We purchase insurance from Pompo Insurance to cover certain medical claims by our employees and certain workers compensation claims. Venture has accounted for this arrangement using the deposit method wherein the full amount of the estimated liability for these claims is recorded in other liabilities and the premiums paid to Pompo are recorded in other assets until such time that the claims are settled.

       We remain primarily liable for any amounts in excess of insurance coverage or any amounts not paid by Pompo Insurance under these coverages. If a liability is settled for less than the amount of the premium paid to Pompo, a portion of the excess is available as a premium credit on future insurance. In 1999, Venture paid Pompo Insurance $0.8 million in premiums and utilized premium credits of $0.2 million. In 1998, Venture paid Pompo Insurance $0.6 million in premiums and utilized premium credits of $0.7 million. No amounts were paid in 1997 and no premium credits were utilized.


OTHER

       From time to time, we pay certain expenses on behalf of Mr. Winget which he is obligated to repay to us. These amounts payable by Mr. Winget do not bear interest and are payable on demand. Mr. Winget was not indebted to Venture for these expenses at December 31, 1997. Mr. Winget's indebtedness to Venture for these expenses was $0.9 million and $0.5 million for the years ended December 31, 1998 and 1999, respectively. The highest amount of this indebtedness outstanding at any one time during these periods was $0.9 million. In addition, from time to time we make certain employees available to Mr. Winget for purposes of performing services for a golf club owned by companies controlled by Mr. Winget and for performing construction services at his personal residence.

       Mr. Winget and his wife, Alicia, own the Acropolis Resort, which consists of several separate units and a lodge near Gaylord, Michigan, a resort community north of Detroit. We lease this facility from Mr. Winget primarily for use by our employees, who are permitted to use the facility on an availability basis. Cumulative leasehold improvements to this facility through December 31, 1999 aggregate $0.3 million. Our lease obligation to Mr. Winget is based upon the actual use of the facility by our employees, provided that we are required to pay for the use of 500 room nights per calendar year, approximately $25,000, whether or not these rooms are rented. Venture paid Mr. Winget $50,000, $90,000 and $90,000 in the years ended December 31, 1997, 1998 and 1999, respectively, under this arrangement.

       Farm and Country Real Estate Company, a corporation wholly owned by Mr. Winget, leases to us approximately 84 acres of undeveloped land adjacent to our Grand Blanc facility on a month-to-month basis. This lease provides for monthly rental payments of $16,100. Rent paid in 1997, 1998 and 1999 was $0.2 million in each year.

       Mr. Winget and Patent Holdings, Inc., a corporation wholly owned by Mr. Winget, have granted to us non-exclusive, royalty free licenses to certain patents which have been issued under applications filed by Mr. Winget, as assignee. Mr. Winget and the affiliated companies also generally permit us to utilize proprietary technologies or processes, such as reverse engineering automated process for rapid prototyping, which are developed by Deluxe and the affiliated companies. The licenses are perpetual, but provide that the licensor may negotiate a reasonable royalty in the event that Mr. Winget or an Excluded Person, as defined in the indenture relating to the 1997 senior notes, no longer owns at least 80% of the beneficial interest of Venture Holdings Company LLC.

       On July 1, 1996, Venture Industries Corporation and its affiliated companies, not including Venture Holdings Company LLC or Venture Canada, along with VIC Management, LLC, a limited liability company wholly owned, directly or indirectly, by Mr. Winget, entered into an agreement guaranteeing up to $3.5 million of the obligations of Atlantic Automotive Components, LLC to RIC Management Corp. This guarantee is one of a series of transactions whereby VIC Management acquired RIC Management's minority interest in Atlantic Automotive. Deluxe agreed to fully indemnify the Venture entities for all amounts paid under the guarantee.

       In 1999, we agreed to a number of corporate and non-resident golf memberships for certain of our employees in a golf club owned by companies Mr. Winget controls. The aggregate initial fee for these memberships is approximately $1.5 million, and the annual dues will be approximately $0.3 million. The initial fees are refundable upon termination, over various periods. We will no longer pay dues for these employees in other clubs to which they may belong.

       During 1999 we advanced approximately $5.5 million to Venture Africa, an entity wholly owned by Mr. Winget, for the construction and refurbishment of a paint line.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         1. Financial Statements
            Financial Statements filed as part of this Form 10-K are listed under Part II, Item 8.

         2. Financial Statement Schedules
            Valuation and qualifying accounts for the years ended December 31, 1999, 1998 and 1997.

         3. Exhibits.
            A list of the exhibits required to be filed as part of this Form 10-K is included under the heading "Exhibit Index" in this Form 10-K and incorporated herein by reference.


     (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES


       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VENTURE HOLDINGS COMPANY LLC,

       Date: March 30, 2000                By: /s/ LARRY J. WINGET
                                               ---------------------------------
                                                   LARRY J. WINGET, Chairman


                                           VEMCO, INC., VENTURE INDUSTRIES
                                           CORPORATION, VENTURE MOLD &
                                           ENGINEERING CORPORATION,  VENTURE
                                           LEASING COMPANY, VEMCO LEASING,
                                           INC.,VENTURE SERVICE COMPANY,
                                           VENTURE HOLDINGS CORPORATION,
                                           EXPERIENCE MANAGEMENT LLC,
                                           VENTURE EUROPE, INC., VENTURE
                                           EU CORPORATION


       Date: March 30, 2000                By: /s/ MICHAEL G. TORAKIS
                                               ---------------------------------
                                                   MICHAEL G. TORAKIS, President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on March 30, 2000.



SIGNATURES                                                                     TITLE
----------                                                                     -----

              /s/ Larry J. Winget                           Chairman and Principal Executive Officer and
------------------------------------------------------      Special Advisor to Venture, and Director of each
                  Larry J. Winget                           other registrant

              /s/ Michael G. Torakis                        President and Principal Executive Officer and
------------------------------------------------------      Director of each other registrant
                  Michael G. Torakis

             /s/  A. James Schutz                           Director of each registrant other than Venture
------------------------------------------------------
                  A. James Schutz

             /s/  James E. Butler, Jr.                      Principal Financial Officer and Principal
------------------------------------------------------        Accounting Officer of each registrant and a
                  James E. Butler, Jr.                        Director of Venture Holdings Corporation

INDEX TO EXHIBITS


2.1 Share Purchase and Transfer Agreement between Klockner Mercator Maschinenbau GmbH, on the one hand, and Venture Beteiligungs GmbH and Venture Holdings Trust, on the other hand, dated March 8, 1999, filed as Exhibit 2.1 to the Issuer's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 333-34475) and incorporated herein by reference. Schedules to the Agreement, listed on the last two pages of the Agreement, were not filed, but will be provided to the Commission supplementally upon request.

2.2 Share Purchase and Transfer Agreement among Neptuno Verwaltungs-und-Treuhand-Gesellschaft mbH, and Venture Verwaltungs GmbH and Venture Holdings Trust, dated March 8, 1999, filed as
              Exhibit 2.2 to Venture's Current Report on Form 8-K on June 11, 1999 (File No. 333-34475) and incorporated herein by reference.

2.3 Trust Contribution Agreement, made as of the 27th day of May, 1999, by and between Venture Holdings Trust and Venture Holdings Company LLC, filed as Exhibit 2.3 to Venture's Current Report on Form 8-K on June 11, 1999 (File No. 333-34475) and incorporated herein by reference.

3.1 Restated Articles of Organization of Venture Holdings Company LLC, filed as Exhibit 3.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No.
              333-82617) and incorporated herein by reference.

3.2           Restated Articles of Incorporation of Vemco, Inc., filed as
              Exhibit 3.1 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

3.3 Restated Articles of Incorporation of Venture Industries Corporation, filed as Exhibit 3.2 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

3.4 Restated Articles of Incorporation of Venture Mold & Engineering Corporation, filed as Exhibit 3.3 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

3.5 Restated Articles of Incorporation of Venture Leasing Company, filed as Exhibit 3.4 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

3.6 Restated Articles of Incorporation of Vemco, Leasing, Inc., filed as Exhibit 3.5 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

3.7 Restated Articles of Incorporation of Venture Holdings Corporation, filed as Exhibit 3.6 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

3.8 Restated Articles of Incorporation of Venture Service Company, filed as Exhibit 3.7 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

3.9           Articles of Organization of Experience Management LLC, filed as
              Exhibit 3.9 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

3.10          Articles of Incorporation of Venture Europe, Inc., filed as
              Exhibit 3.10 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333- 82617) and incorporated herein by reference.

3.11          Articles of Incorporation of Venture EU Corporation, filed as
              Exhibit 3.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333- 82617) and incorporated herein by reference.

3.12 Amended and Restated Operating Agreement of Venture Holdings Company LLC, filed as Exhibit 3.12 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

3.13 Bylaws of Vemco, Inc., filed as Exhibit 3.9 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

3.14 Bylaws of Venture Industries Corporation, filed as Exhibit 3.10 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

3.15          Bylaws of Venture Mold & Engineering Corporation, filed as Exhibit
              3.11 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826) and incorporated herein by reference.

3.16 Bylaws of Venture Leasing Company, filed as Exhibit 3.12 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

3.17 Bylaws of Vemco Leasing, Inc., filed as Exhibit 3.13 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

3.18 Bylaws of Venture Holdings Corporation, filed as Exhibit 3.14 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

3.19 Bylaws of Venture Service Company, filed as Exhibit 3.15 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

3.20          Operating Agreement of Experience Management LLC, filed as Exhibit
              3.20 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

3.21 Bylaws of Venture Europe, Inc., filed as Exhibit 3.21 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

3.22 Bylaws of Venture EU Corporation, filed as Exhibit 3.22 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

4.1 Indenture, dated as of May 27, 1999, between Venture Holdings Trust and The Huntington National Bank, as Trustee, regarding 11% Senior Notes due 2007 (including form of Notes), filed as Exhibit
              4.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

4.1.1 First Supplemental Indenture to the Indenture incorporated herein as Exhibit 4.1, made as of the 27th day of May, 1999, by and among Venture Holdings Trust and The Huntington National Bank, as Trustee, filed as Exhibit 4.1.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

4.2 Indenture, dated as of May 27, 1999, between Venture Holdings Trust and The Huntington National Bank, as Trustee, regarding 12% Senior Subordinated Notes due 2009 (including form of Notes), and filed as Exhibit 4.2 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

4.2.1 First Supplemental Indenture to the Indenture filed as Exhibit 4.2, made as of the 27th day of May, 1999, by and among Venture Holdings Trust and The Huntington National Bank, as Trustee, and filed as Exhibit 4.2.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

4.3 Indenture for 9 1/2% Senior Notes due 2005 (including form of Notes) filed as Exhibit 4.1 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No.
              333-34475), and incorporated herein by reference.

4.3.1         First Amendment to the Indenture incorporated by reference as
              Exhibit 4.3, by and among Venture Holdings Trust, Vemco, Inc. Vemco Leasing, Inc., Venture Industries Corporation, Venture Holdings Corporation, Venture Leasing Company, Venture Mold & Engineering Corporation and Venture Service Company, as Issuers, and The Huntington National Bank, as Trustee, made as of the 27th day of May, 1999, and filed as Exhibit 4.3.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

4.3.2 First Supplemental Indenture to the Indenture incorporated by reference as Exhibit 4.3, by and among Venture Holdings Trust, Vemco, Inc. Vemco Leasing, Inc., Venture Industries Corporation, Venture Holdings Corporation, Venture Leasing Company, Venture Mold & Engineering Corporation and Venture Service Company, as Issuers, Venture Holdings Company LLC, Experience Management LLC, Venture Europe, Inc. and Venture EU Corporation, as Guarantors, and The Huntington National Bank, as Trustee, made as of May 27, 1999, and filed as Exhibit 4.3.2 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

4.3.3         Second Amendment to the Indenture incorporated by reference as
              Exhibit 4.3, by and among Venture Holdings Trust, Vemco, Inc. Vemco Leasing, Inc., Venture Industries Corporation, Venture Holdings Corporation, Venture Leasing Company, Venture Mold & Engineering Corporation and Venture Service Company, as Issuers, and The Huntington National Bank, as Trustee, made as of May 27, 1999, and filed as Exhibit 4.3.3 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

4.3.4 Second Supplemental Indenture to the Indenture incorporated by reference as Exhibit 4.3, by and among Venture Holdings Trust, Vemco, Inc. Vemco Leasing, Inc., Venture Industries Corporation, Venture Holdings Corporation, Venture Leasing Company, Venture Mold & Engineering Corporation and Venture Service Company, as Issuers, Venture Holdings Company LLC, and The Huntington National Bank, as Trustee, made as of May 27, 1999, and filed as Exhibit
              4.3.4 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

4.3.5 Guarantee executed by Venture Holdings Company LLC on the 27th day of May, 1999, pursuant to the terms of the Indenture incorporated by reference as Exhibit 4.3, including Trustee's Certificate of Authorization, and filed as Exhibit 4.3.5 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

4.3.6 Guarantee executed by Experience Management LLC on the 27th day of May, 1999, pursuant to the terms of the Indenture incorporated by reference as Exhibit 4.3, including Trustee's Certificate of Authorization, and filed as Exhibit 4.3.6 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

4.3.7 Guarantee executed by Venture Europe, Inc. on the 27th day of May, 1999, pursuant to the terms of the Indenture incorporated by reference as Exhibit 4.3, including Trustee's Certificate of Authorization.

4.3.8 Guarantee executed by Venture EU Corporation on the 27th day of May, 1999, pursuant to the terms of the Indenture incorporated by reference as Exhibit 4.3, including Trustee's Certificate of Authorization, and filed as Exhibit 4.3.8 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

4.4 Registrant Rights Agreement, made and entered into as of May 27, 1999, among Venture Holdings Trust, Vemco, Inc., Vemco Leasing, Inc., Venture Industries Corporation, Venture Holdings Corporation, Venture Leasing Company, Venture Mold & Engineering Corporation, Venture Service Company, Venture Europe, Inc., Venture EU Corporation, Experience Management LLC and Venture Holdings Company LLC, as Issuers, and Banc One Capital Markets, Inc. and Goldman Sachs & Co., as Initial Purchasers, and filed as
              Exhibit 4.4 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

10.1 Credit Agreement, dated as of May 27, 1999, among Venture Holdings Trust, the Lenders (as defined therein) and The First National Bank of Chicago, as Administrative Agent, and filed as Exhibit
              10.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No.
              333-82617) and incorporated herein by reference.

10.1.1 First Amendment, dated June 4, 1999, to the Credit Agreement incorporated by reference as Exhibit 10.1, and filed as Exhibit
              10.1.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

10.2 ISDA Master Agreement, dated May 27, 1999, between Venture Holdings Company LLC and The First National Bank of Chicago, and filed as Exhibit 10.2 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

10.2.1 Schedules to the Agreement incorporated by reference as Exhibit 10.2, filed as Exhibit 10.2.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

10.3 Corporate Opportunity Agreement, made and entered into on the 27th day of May, 1999, by and between Larry J. Winget and The Huntington National Bank, as Indenture Trustee, filed as Exhibit
              10.3 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

10.4 Corporate Opportunity Agreement, dated February 16, 1994, by and between Larry J. Winget and Comerica Bank, as Indenture Trustee, filed as Exhibit 10.3 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

10.4.1 Agreement, dated October 21, 1997, by Larry J. Winget to be bound by the terms of the Corporate Opportunity Agreement, filed as
              Exhibit 10.3, for the benefit of the holders of the Issuers' 91/2% Senior Notes due 2005 filed as Exhibit 10.3.1 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

10.5 Service Agreement, dated as of January 1, 1992, by and between Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Leasing Company, Vemco Leasing, Inc., Deluxe Pattern Corporation, Venture Automotive Corp., Venture Sales & Engineering Corp. and Venture Service Company, filed as Exhibit 10.11 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.6 Lease, dated as of November 1, 1990, by and among Venture Industries Corporation, Venture Technical Development Company, Venture Mold & Engineering Corporation, Vemco, Inc., Deluxe Pattern Company, Venture Automotive Corp., Larry J. Winget and Alicia Winget (Acropolis Resort), filed as Exhibit 10.14 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.7 Real Estate Lease Agreement, dated December 7, 1988, by and between Harper Properties of Clinton Township Limited Partnership and Venture Industries Corporation (Harper Lease), filed as
              Exhibit 10.15 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.7 First amendment to Real Estate Lease Agreement, dated December 30, 1993, by and between Harper Properties of Clinton Township Limited Partnership and Venture Industries Corporation (Harper Lease), filed as Exhibit 10.15.1 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.8 Machinery and Equipment Lease Agreement, dated as of December 7, 1988, by and between Realven Corporation and Venture Industries Corporation (Realven Lease), filed as Exhibit 10.16 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.8.1 First Amendment to Machinery and Equipment Lease Agreement, dated December 30, 1993, by and between Realven Corporation and Venture Industries Corporation (Realven Lease), filed as Exhibit 10.16.1 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.9 Real Estate Lease Agreement, dated as of January 27, 1989, by and between Venture Real Estate, Inc. and Venture Mold & Engineering Corporation (Commerce Road facility), filed as Exhibit 10.17 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.10 Real Estate Lease Agreement, dated as of August 1, 1992, by and between Venture Real Estate, Inc. and Venture Industries Corporation (17400 Malyn), filed as Exhibit 10.18 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.11 Real Estate Lease Agreement, dated as of August 1, 1992, by and between Venture Real Estate, Inc. and Venture Industries Corporation (17350 Malyn), filed as Exhibit 10.19 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.12 Farm and Country Real Estate Company and Vemco, Inc. Real Estate Availability and Usage Agreement, dated April 24, 1992, filed as
              Exhibit 10.20 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.13 Sales Representation Agreement by and between Vemco, Inc. and Venture Sales & Engineering Corporation, filed as Exhibit 10.21 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.13.1 Sales Representation Agreement by and between Venture Industries Corporation and Venture Sales & Engineering Corporation, filed as
              Exhibit 10.21.1 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.14         Manufacturing Agreement by and between Venture Automotive Corp.
              and Vemco, Inc., filed as Exhibit 10.22 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.15 Machinery Usage Agreements between Larry J. Winget Living Trust and Venture Industries Corporation, filed as Exhibit 10.23 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.15.1 Machinery Usage Agreement between Larry J. Winget Living Trust and Vemco, Inc., filed as Exhibit 10.23.1 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.16 Machinery Usage Agreement between Deluxe Pattern Corporation and Venture Mold & Engineering, filed as Exhibit 10.24 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.17 Form of Machinery and Equipment Lease Agreement between Venture Industries Corporation and Nova Industries, Inc., filed as Exhibit
              10.25 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.18 Form of Machinery and Equipment Lease Agreement between Venture Industries Corporation and Nova Industries, Inc., filed as Exhibit
              10.26 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.19 Indemnification Agreement between the Company and Larry J. Winget filed as Exhibit 10.19 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

10.20         Indemnification Agreement between the Company and Michael G.
              Torakis filed as Exhibit 10.20 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

10.21 Indemnification Agreement between the Company and A. James Schutz filed as Exhibit 10.21 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

10.22 Insurance Policies issued by Pompo Insurance & Indemnity Company Ltd. to the Registrants and affiliated companies, filed as Exhibit
              10.32 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.23 Real Estate Usage Agreement between Venture Real Estate Acquisition Company and Venture Industries Corporation, dated February 15, 1995, filed as Exhibit 10.23 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

10.24 Machinery Usage Agreement between Venture Equipment Acquisition Company and Venture Industries Corporation, dated February 15, 1995, filed as Exhibit 10.24 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

10.25 Venture Industries Group Participation Agreement between Venture Industries Corporation and Venture Asia Pacific Pty Ltd. filed as
              Exhibit 10.29 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

10.26 License Agreement as to Proprietary Technologies and Processes, dated July 2, 1997, between Larry J. Winget and Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada Ltd., Vemco Leasing, Inc., Venture Leasing Company, Venture Service Company, Venture Holdings Corporation and Venture Holdings Trust filed as Exhibit 10.30 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

10.27         License Agreement as to Patents, dated July 2, 1997, between Larry
              J. Winget and Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada Ltd., Vemco Leasing, Inc., Venture Leasing Company, Venture Service Company, Venture Holdings Corporation and Venture Holdings Trust filed as Exhibit 10.31 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

10.28 Purchase Agreement, dated May 25, 1999, relating to $125,000,000 11% Senior Notes due 2007 and $125,000,000 12% Senior Subordinated Notes due 2009, filed as Exhibit 10.4 to Venture's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 333-34475), and incorporated herein by reference.

10.29 Purchase Agreement, entered into to be effective as of the 15th day of October, 1999, by and among Venture Mold & Engineering Corporation and Shelby American, Inc.


12.1          Statement Regarding Computation of Ratio of Earnings to Fixed
              Charges.

21.1 Subsidiaries of the Registrants, filed as Exhibit 21.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.


27.1          Financial Data Schedule.