Form 10-Q
period 2000-03-31
VENTURE HOLDINGS CO LLC; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO; VENTURE EU CORP; VENTURE EUROPE INC
filed 2000-08-04
CIK 1088341, 916104, 916105, 916106, 916107, 916108, 916109, 916112, 1089450, 1089451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(State or other             (Exact name of registrant as
jurisdiction of             specified in its charter)           (I.R.S. Employer
incorporation or                                                  Identification
organization)                                                     Number)
                              --------------------
                              33662 James J. Pompo
                             Fraser, Michigan 48026
    (Address, including zip code of registrants' principal executive offices)

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

Yes     X   .    No         .
   ----------      ----------





                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION (UNAUDITED)                                      PAGE #
                  ---------------------------------                                      ------

         Item 1.      Financial Statements

                      Consolidated Balance Sheets as of March 31, 2000,
                      December 31, 1999 and March 31, 1999                                  1

                      Consolidated  Statements of Income and Comprehensive Income
                      for the Three Months Ended March 31, 2000 and 1999                    2

                      Consolidated  Statements of Changes in Member's Equity
                      for the Three Months Ended March 31, 2000 and 1999                    3

                      Consolidated Statements of Cash Flows for the Three Months
                      Ended March 31, 2000 and 1999                                         4

                      Notes to Consolidated Financial Statements                            5

         Item 2.      Management's Discussion and Analysis of Results of Operations
                      and Financial Condition                                               18

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk            22


PART II.          OTHER INFORMATION
                  -----------------

         Item 1.      Legal Proceedings                                                     23

         Item 6.      Exhibits and Reports on Form 8-K                                      23

         Signature                                                                          24



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VENTURE HOLDINGS COMPANY LLC
----------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                        March 31,                        March 31,
                                                                          2000         December 31,         1999
ASSETS                                                                 (Unaudited)         1999         (Unaudited)
------                                                                 -----------         ----         -----------
CURRENT ASSETS:
        Cash and cash equivalents                                      $     2,572     $     7,392      $      3,153
        Accounts receivable, net, includes related party
        receivables of $86,709, $82,644 and $59,878 at
        March 31, 2000, December  31,  1999 and  March 31,
        1999, respectively (Note 6)                                        357,104         311,344           200,067
        Inventories (Note 3)                                               151,946         154,620            53,288
        Investments (Note 5)                                                15,007          40,501                --
        Prepaid and other current assets                                    64,055          53,861             8,648
                                                                       ------------    ------------     -------------
                 Total current assets                                      590,684         567,718           265,156

Property, Plant and Equipment, Net (Note 2)                                544,377         562,838           196,226

Intangible Assets, Net (Note 2)                                            164,814         172,090            51,552

Other Assets                                                                88,179          82,504            26,547

Deferred Tax Assets                                                         36,666          29,826            11,035
                                                                       ------------    ------------     -------------

Total Assets                                                           $ 1,424,720     $ 1,414,976      $    550,516
                                                                       ============    ============     =============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------
CURRENT LIABILITIES:
        Accounts payable                                               $   207,341     $   194,596      $     62,506
        Accrued interest                                                    16,184          13,403             6,274
        Accrued expenses                                                   119,311         108,653            16,032
        Current portion of long term debt (Note 4)                          24,251          68,368             1,588
                                                                       ------------    ------------     -------------
                 Total current liabilities                                 367,087         385,020            86,400

Pension Liabilities & Other                                                 56,341          57,614             5,948

Deferred Tax Liabilities                                                    59,412          59,431            11,881

Long Term Debt (Note 4)                                                    881,581         852,008           361,068
                                                                       ------------    ------------     -------------

        Total liabilities                                                1,364,421       1,354,073           465,297

Commitments and Contingencies                                                   --              --           --

Member's Equity:
        Member's equity                                                     68,914          63,340            85,956
        Accumulated other comprehensive loss - minimum pension
          liability in excess of unrecognized prior service
          cost, net of tax                                                      --              --              (737)
        Accumulated other comprehensive loss - cumulative
          translation adjustments                                          (8,615)         (2,437)
                                                                       ------------    ------------     -------------

Member's Equity                                                             60,299          60,903            85,219
                                                                       ------------    ------------     -------------

Total Liabilities and Member's Equity                                  $ 1,424,720     $ 1,414,976      $    550,516
                                                                       ============    ============     =============

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC
----------------------------

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                    Three Months Ended
                                                         March 31,
                                                        ---------
                                                2000               1999
                                                ----               ----

NET SALES                              $        480,506   $         165,992

COST OF PRODUCT SOLD                            410,748             133,070
                                        ---------------     ---------------

GROSS PROFIT                                     69,758              32,922

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                         40,304              14,270

PAYMENTS TO BENEFICIARY IN LIEU
   OF DISTRIBUTIONS                                 565                  --
                                        ---------------     ---------------

INCOME FROM OPERATIONS                           28,889              18,652

INTEREST EXPENSE (Note 5)                        25,661               9,479

OTHER INCOME (Note 5)                               215                  --
                                        ---------------     ---------------

INCOME BEFORE TAXES                               3,443               9,173

TAX  (BENEFIT) PROVISION                        (2,401)               1,067

MINORITY INTEREST                                   270                  --
                                        ---------------     ---------------

NET INCOME                                        5,574               8,106

OTHER COMPREHENSIVE LOSS  -
  Cumulative translation adjustments            (6,178)                  --
                                        ---------------     ---------------

COMPREHENSIVE (LOSS) INCOME            $          (604)   $           8,106
                                        ===============     ===============

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC
----------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                        Three Months Ended
                                                             March 31,
                                                             ---------
                                                       2000           1999
                                                       ----           ----

MEMBER'S EQUITY, BEGINNING
 OF PERIOD                                        $      60,903  $      77,113

COMPREHENSIVE (LOSS) INCOME:

     NET INCOME                                           5,574          8,106

     OTHER COMPREHENSIVE LOSS                           (6,178)             --
                                                   ------------    ------------

COMPREHENSIVE (LOSS) INCOME                               (604)          8,106
                                                   ------------    ------------

MEMBER'S EQUITY, END
 OF PERIOD                                        $      60,299  $       85,219
                                                   ============    ============

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC
----------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                2000             1999
                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $        5,574   $       8,106
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                             22,288          10,794
          Unrealized loss on currency exchange                                      42,188              --
          Gain from the disposal of fixed assets                                       (3)              --
          Change in accounts receivable                                           (52,054)        (10,056)
          Change in inventories                                                    (2,244)         (2,149)
          Change in prepaid and other current assets                              (13,195)           (100)
          Change in other assets                                                   (3,621)         (3,105)
          Change in investments in associated company                                (715)              --
          Change in accounts payable                                                18,917          10,155
          Change in accrued expenses                                                18,095         (5,397)
          Change in other liabilities                                                1,106         (1,305)
          Change in deferred taxes                                                 (4,173)           1,052
                                                                             -------------    ------------
          Net cash provided by operating activities                                 32,163           7,995

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (19,589)         (2,688)
     Proceeds from sale of fixed assets                                                 11              --
     Unrealized loss on investments                                                    544              --
                                                                             -------------    ------------
     Net cash used in investing activities                                        (19,034)         (2,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving credit agreement                   37,000         (2,000)
     Principal payments on debt                                                   (48,972)           (284)
                                                                             -------------    ------------
            Net cash used in financing activities                                 (11,972)         (2,284)

          Effect of exchange rate changes on cash and cash equivalents             (5,977)              --

          NET (DECREASE) INCREASE IN CASH                                          (4,820)           3,023

CASH AT BEGINNING OF PERIOD                                                          7,392             130
                                                                             -------------    ------------
CASH AT END OF PERIOD                                                       $        2,572   $       3,153
                                                                             =============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                               $       22,690   $      16,592
                                                                             =============    ============
     Cash paid during the period for taxes                                  $        1,230   $          20
                                                                             =============    ============

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC
----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.     FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated financial statements include the accounts of Venture Holdings Company LLC (hereinafter referred to as "Venture") and all of Venture's domestic and foreign subsidiaries that are wholly-owned or majority-owned (collectively referred to as the "Company"). The Company's investment in a less than majority-owned business is accounted for under the equity method. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.     ACQUISITION

       On May 28, 1999, the Company purchased Peguform GmbH ("Peguform"), a leading European supplier of high performance interior and exterior plastic modules, systems and components to European OEMs (the "Peguform Acquisition"), for approximately $463 million.

       The excess of the purchase price over the fair market value of the net assets acquired (goodwill) is estimated to be approximately $126 million and is being amortized on a straight-line basis over 30 years. Adjustments to the purchase price and related allocation may occur.

       For further information, refer to Note 2 to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

       The following unaudited pro forma financial data is presented to illustrate the estimated effects of the Peguform Acquisition, as if the transaction had occurred as of the beginning of the period presented.


                                                           Three Months Ended
                                                                 March 31,
                                                                   1999
                                                                   ----

       Net sales                                       $                521,856
       Net income before extraordinary loss                               9,422
       Net income                                                         9,422


3.     INVENTORIES

       Inventories included the following (in thousands):

                                                                    March 31,       December 31,       March 31,
                                                                      2000              1999              1999
                                                                      ----              ----              ----
       Raw materials                                           $      46,020     $      59,243    $       22,900
       Work-in-process - manufactured parts                           14,852            17,623             2,952
       Work-in-process - tools and molds                              63,598            57,984            15,002
       Finished goods                                                 27,476            19,770            12,434
                                                                -------------     -------------    --------------
       Total                                                   $     151,946     $     154,620    $       53,288
                                                                =============     =============    ==============


4.     DEBT

       Debt consisted of the following (in thousands):

                                                                     March 31,     December 31,        March 31,
                                                                       2000            1999              1999
                                                                       ----            ----              ----
       Credit agreement
         Term loan A, with interest of 8.88%, Due 2004             $    73,425      $    73,950    $            --
         Term loan B, with interest of 9.38%, Due 2005                 198,500          199,000                 --
         Interim term loan, with interest of 8.88%, Due 2000            83,000          125,000                 --
         Revolving credit outstanding, with interest of
           10.25%, Due 2004                                             42,500            5,500             75,000
         Bank debt payable with interest from 0.0% to 9.04%,
           Due 2004                                                     20,316           25,930
       Senior notes payable, Due 2005
           With interest at 9.5%                                       205,000          205,000            205,000
       Senior notes payable, Due 2007
           With interest at 11.0%                                      125,000          125,000                 --
       Senior  subordinated  notes  payable,  With  interest at
              9.75%                                                         --               --             78,940
       Senior subordinated notes payable, Due 2009
           With interest at 12.0%                                      125,000          125,000                 --
       Capital leases with interest from 3.80%
           to 11.70%                                                    31,905           34,658              2,056
       Installment notes payable with
           Interest from 3.00% to 7.41%                                  1,186            1,338              1,660
                                                                    -----------      -----------    ---------------
               Total                                               $   905,832      $   920,376    $       362,656
                                                                    ===========      ===========    ===============
       Less current portion of debt                                     24,251           68,368              1,588
                                                                    ===========      ===========    ===============
       Total                                                           881,581          852,008            361,068
                                                                    ===========      ===========    ===============

       On May 27, 1999, in connection with the Peguform Acquisition, the Company entered into a new credit agreement, which was amended on June 4, 1999 (the "credit agreement"). The credit agreement provides for borrowings of
       (1) up to $175 million under a revolving credit facility, which, in addition to those matters described below, is used for working capital and general corporate purposes; (2) $75 million under a five-year term loan A; (3) $200 million under a six-year term loan B; and (4) $125 million under an 18-month interim term loan. On March 20, 2000, the Company applied a prepayment of $42 million to the 18-month interim term loan. See Note 5 of Notes to Consolidated Financial Statements. The Company intends to refinance the remaining principal balance of the 18-month interim term loan and has the ability to use proceeds under the revolving credit facility to do so. The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of March 31, 2000, the Company could have borrowed an additional $129.5 million under the revolving credit facility.

       Obligations under the credit agreement are jointly and severally guaranteed by Venture's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of Venture and its domestic subsidiaries.

       The credit agreement, the documents governing the Company's 9 1/2% senior notes due 2005 (the "1997 Senior Notes"), and the documents governing the Company's 11% unsecured senior notes (the "1999 Senior Notes") and 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and together with the 1999 Senior Notes, the "1999 Notes"), contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. The Company's debt obligations also contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of March 31, 2000, the Company was in compliance with all debt covenants.


5.     DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       During May 1999, and in connection with the issuance of debt to finance the Peguform Acquisition, Venture entered into two five-year Euro dollar cross-currency interest rate swap agreements and one three-year Euro dollar cross-currency interest rate swap agreement. All agreements are executed with major international financial institutions and, as such, the Company does not anticipate that these institutions will fail to perform.

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

       Each cross-currency interest rate swap agreement was originally comprised of three separate financial instruments, consisting of two interest rate swap agreements and a cross-currency swap agreement. When combined with the underlying fixed U.S. dollar interest rate debt that they matched, the debt was economically converted to fixed Euro dollar interest rate debt.

       On March 20, 2000, the Company terminated its cross-currency swap agreements within each of its three original cross-currency interest rate swap agreements and realized a cash gain of $42.0 million. The entire cash proceeds were applied as a prepayment of the Company's $125 million interim term loan. At December 31, 1999, these financial instruments had an estimated fair market value of $27.1 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $27.1 million being recorded in other income. Accordingly, as a result of the termination of the cross-currency swap agreements, the net impact on earnings for the three months ended March 31, 2000 is an increase in other income of $14.9 million, which is comprised of a realized gain of $42.0 million, offset by an unrealized loss of $27.1 million.

       The cross-currency swap agreements were replaced with a twelve-month foreign exchange collar. The collar is designed to reduce the economic risk to the Company of Euro to US dollar exchange movements. The notional amount is 500,000,000 Euros. The estimated fair market value of this financial instrument is $2.2 million, and is recorded as an investment on the balance sheet as of March 31, 2000. The corresponding $2.2 million non-cash change in estimated fair market value is recorded in other income for the three months ended March 31, 2000.

       One of the interest rate swap agreements within each of the original cross-currency interest rate swap agreements is accounted for using settlement accounting. The cash flows from these interest rate swap agreements are accounted for as adjustments to interest expense. For the three months ended March 31, 2000, these interest rate swap agreements resulted in an increase to interest expense of $0.2 million.

       The other interest rate swap agreements within each of the original cross-currency interest rate swap agreements do not meet all the criteria for settlement accounting under generally accepted accounting principles. The cash flows from these interest rate swap agreements are included in other income. The estimated fair market value of these financial instruments of $12.8 million is recorded as an investment on the balance sheet as of March 31, 2000. The corresponding $0.5 million non-cash change in estimated fair market value is recorded in other expense for the three months ended March 31, 2000.

       The Company has also entered into interest rate swap agreements with a notional value of $55 million to mitigate the risk associated with changing interest rates on certain floating rate debt. These interest rate swap agreements are accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $0.1 million and $0.2 million of additional interest expense for the three months ended March 31, 2000 and 1999, respectively.


6.     RELATED PARTY TRANSACTIONS

       Venture Holdings Trust (the "Trust") is the sole member of Venture. The Company has entered into various transactions with entities that the sole beneficiary of the Trust owns or controls. These transactions include leases of real estate, usage of machinery, equipment and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities, and payment and receipt of sales commissions. In addition, employees of the Company are made available to certain of these entities for services such as design, model and tool building. Since the Company operates for the benefit of the sole beneficiary of the Trust, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transaction with non-affiliated persons.

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

       The result of these related party transactions was a net receivable, which was included in accounts receivable as follows:

                                                         March 31,       December 31,       March 31,
                                                           2000             1999              1999
                                                           ----             ----              ----
       Amounts receivable                              $      105,202    $      96,795    $       70,386
       Amounts payable                                         18,493           14,151            10,508
                                                        --------------    -------------    --------------

       Net amounts receivable                          $       86,709    $      82,644    $       59,878
                                                        ==============    =============    ==============


7.     SEGMENT REPORTING

       Prior to the Peguform Acquisition on May 28, 1999, the Company was organized and operated in one reporting segment. As a result of the Peguform Acquisition, the Company is organized and managed based primarily on geographic markets served. Under this organizational structure, the Company's operating segments have been aggregated into two reportable segments: North America and Europe. The following table presents net sales and other financial information by business segment for the three months ended March 31, 2000 (in thousands):

                                                          INCOME             NET            TOTAL
                                     NET SALES       FROM OPERATIONS       INCOME          ASSETS
                                     ---------       ---------------       ------          ------

       NORTH  AMERICA (Venture)     $     169,802    $        8,568     $        845    $  1,049,374
       EUROPE (Peguform)                  314,153            20,321            4,729         375,346
       ELIMINATIONS                       (3,449)                --               --              --
                                     -------------    --------------     ------------    ------------

             TOTAL                        480,506            28,889            5,574       1,424,720
                                     =============    ==============     ============    ============

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

       Condensed consolidating financial information for the three months ended March 31, 1999 are not presented because prior to May 27, 1999 the non-guarantors and the non-issuers of the 1997 Senior Notes and the non-guarantors of the 1999 Notes during those periods were inconsequential, individually and in aggregate, to the consolidated financial statements. Management does not believe that separate financial statements of the issuer subsidiaries or guarantor subsidiaries are material to investors in the 1997 Senior Notes or the 1999 Notes.

       The principal elimination entries in the condensed consolidating financial information set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

       1997 SENIOR NOTES:
       -----------------

       The following condensed consolidating financial information presents:

               (1) Condensed consolidating financial statements as of March 31, 2000 and December 31, 1999 and for the three month period ended March 31, 2000, of (a) Venture, as a co-issuer of the 1997 senior notes (b) the subsidiaries that are co-issuers of the 1997 Senior Notes, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis, and

               (2) Elimination entries necessary to consolidate Venture, the other issuers and the guarantor subsidiaries with the nonguarantor subsidiaries.




CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF MARCH 31, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                            OTHER       GUARANTOR     NONGUARANTOR      CONSOLIDATED
                                             VENTURE       ISSUERS     SUBSIDIARIES   SUBSIDIARIES         TOTAL
                                             -------       -------     ------------   ------------         -----
       ASSETS
       ------
       CURRENT ASSETS:
          Cash and cash equivalents       $        --   $        58    $        --    $     2,514    $     2,572
          Accounts receivable, net                 --       211,736            124        145,244        357,104
          Inventories                              --        47,121             --        104,825        151,946
          Investments                          15,007          --               --           --           15,007
          Prepaid and other current                --        24,883             --         39,172         64,055
          assets
                                          -----------   -----------    -----------    -----------    -----------
                   Total current assets        15,007       283,798            124        291,755        590,684

   Property, Plant and Equipment, Net              --       196,012             13        348,352        544,377
   Intangible Assets, Net                          --        49,677             --        115,137        164,814
   Other Assets                                    --        62,027             --         26,152         88,179
   Deferred Tax Asset                              --        12,666             --         24,000         36,666
   Net Investment in and advances to
     to (from) subsidiaries &
     affiliates                               914,865      (485,417)         4,298       (433,746)            --
                                          -----------   -----------    -----------    -----------    -----------

  Total Assets                            $   929,872   $   118,763    $     4,435    $   371,650    $ 1,424,720
                                          ===========   ===========    ===========    ===========    ===========

  LIABILITIES AND MEMBER'S EQUITY
  -------------------------------
  CURRENT LIABILITIES:
          Accounts payable                $        --    $   77,403    $       919    $   129,019    $   207,341
          Accrued interest                     16,109            --             --             75         16,184
          Accrued expenses                         --        12,363          4,043        102,905        119,311
          Current  portion of long
            term debt                          13,617          --               --         10,634         24,251
                                          -----------   -----------    -----------    -----------    -----------

                   Total current
                     liabilities               29,726        89,766          4,962        242,633        367,087

  Pension Liabilities & Other                      --         6,104             --         50,237         56,341
  Deferred Tax Liabilities                         --        11,871             --         47,541         59,412
  Long Term Debt                              840,871            --             --         40,710        881,581
                                          -----------   -----------    -----------    -----------    -----------
          Total liabilities                   870,597       107,741          4,962        381,121      1,364,421

  Member's Equity:
          Member's equity                      59,275        11,022           (527)          (856)        68,914
          Accumulated other
            comprehensive loss-
            minimum pension
            liability in excess of
            unrecognized prior
            service cost, net of tax               --            --             --             --             --
          Accumulated other
            comprehensive loss-
            cumulative translation
            adjustments                            --            --             --         (8,615)        (8,615)
                                          -----------   -----------    -----------    -----------    -----------

  Member's Equity                              59,275        11,022           (527)        (9,471)        60,299
                                          -----------   -----------    -----------    -----------    -----------


  Total Liabilities and Member's Equity   $   929,872   $   118,763    $     4,435    $   371,650    $ 1,424,720
                                          ===========   ===========    ===========    ===========    ===========

                                       10

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                   OTHER        GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                      VENTURE     ISSUERS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                      -------     -------     ------------   ------------   ------------     -----
ASSETS
------
CURRENT ASSETS:
        Cash and cash equivalents     $      --   $       26  $         --  $      7,366    $         --   $      7,392
        Accounts receivable, net             --      188,763            15       122,428              --        311,344
        Inventories                          --       48,936            --       105,684              --        154,620
        Investments                      40,501           --            --            --              --         40,501
        Prepaid and other current
          assets                             --       20,051            --        33,810              --         53,861
                                      ---------   ----------  ------------  -------------   -------------   -----------
           Total current assets          40,501      257,776           153       269,288              --        567,718

Property, Plant and Equipment, Net           --      193,199            15       369,624              --        562,838
Intangible Assets, Net                       --       50,140            --       121,950              --        172,090
Other Assets                                 --       64,620            --        17,884              --         82,504
Deferred Tax Assets                          --       11,711            --        18,115              --         29,826
Net Investment in and advances to
  (from) subsidiaries & affiliates      873,454     (456,809)       (6,971)     (409,674)             --             --
                                      ---------   ----------  ------------  ------------     -----------     ----------

Total Assets                          $ 913,955   $  120,637  $     (6,803) $    387,187    $         --   $  1,414,976
                                      =========   ==========  ============  ============    ============   ============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------
CURRENT LIABILITIES:
        Accounts payable              $      --   $   57,388  $        512  $    136,696    $         --   $    194,596
        Accrued interest                 13,228           --            --           175              --         13,403
        Accrued expenses                     --       16,161         1,599        90,893              --        108,653
        Current portion of long          51,800        1,021            --        15,547              --         68,368
        term debt
                                      ---------   ----------  ------------  ------------    ------------    -----------
           Total current liabilities     65,028       74,570         2,111       243,311              --        385,020


Pension Liabilities & Other                  --        6,239            --        51,375              --         57,614
Deferred Tax Liabilities                     --       12,054            --        47,377              --         59,431
Long Term Debt                          806,650        1,496            --        43,862              --        852,008
                                      ---------   ----------  ------------  ------------    ------------    -----------
        Total liabilities               871,678       94,359         2,111       385,925              --      1,354,073

Commitments and Contingencies                --           --            --            --              --             --

Member's Equity:
        Member's equity                  42,277       26,274        (8,914)        3,703              --         63,340
        Accumulated other
          comprehensive income-
          minimum pension
          liability in excess of
          unrecognized prior
          service cost, net of tax           --           --            --            --              --             --
        Accumulated other
        comprehensive income-
          cumulative translation
          adjustments                        --            4            --        (2,441)             --         (2,437)

                                      ---------   ---------- -------------  ------------    ------------   ------------

Member's Equity                          42,277       26,278        (8,914)        1,262              --         60,903
                                      ---------   ----------  ------------  ------------    ------------    -----------

Total Liabilities and Member's Equity $ 913,955   $  120,637  $     (6,803) $    387,187    $         --   $  1,414,976
                                      =========   ==========  ============  ============    ============   ============


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                      OTHER       GUARANTOR      NONGUARANTOR                  CONSOLIDATED
                                         VENTURE      ISSUERS     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                         -------      -------     ------------   -------------   ------------      -----

NET SALES                              $       --   $   188,067   $    42,476     $    315,488   $  (65,525)   $   480,506
COST OF PRODUCT SOLD                           --       164,123        40,633          271,517      (65,525)       410,748
                                        ----------   -----------   -----------     -----------    ---------     ----------
     GROSS PROFIT                              --        23,944         1,843           43,971                      69,758

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                      --        17,287            --           23,017           --         40,304
PAYMENTS TO BENEFICIARY IN LIEU
  OF TAXES                                    565            --            --             --             --            565
                                        ----------   -----------   ----------     ------------    ---------     ----------
      (LOSS) INCOME FROM OPERATIONS          (565)        6,657         1,843           20,954                      28,889

INTEREST EXPENSE                           23,074            --            --            2,587           --         25,661
INTERCOMPANY INTEREST ALLOCATION          (23,074)       23,074        (6,948)           6,948           --             --
OTHER (INCOME) EXPENSE                    (17,563)          460           404           16,484           --           (215)
                                        ----------   -----------   ----------     ----------      ---------     ----------
      INCOME (LOSS) BEFORE TAXES           16,998       (16,877)        8,387           (5,065)          --          3,443

TAX  BENEFIT                                   --        (1,625)           --             (776)          --         (2,401)
MINORITY INTEREST                              --            --            --              270           --            270
                                        ----------   -----------   ----------      -----------    ---------     ----------

        NET INCOME (LOSS)              $   16,998   $   (15,252)  $     8,387     $     (4,559)  $       --    $     5,574
                                        ==========   ===========   ==========      ===========    =========     ==========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                         OTHER       GUARANTOR   NONGUARANTOR   CONSOLIDATED
                                           VENTURE      ISSUERS    SUBSIDIARIES  SUBSIDIARIES      TOTAL
                                           -------      -------    ------------  ------------      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                           $  16,998   $  (15,252)  $      8,387  $     (4,559)  $      5,574
     Adjustments to reconcile net
       income to net cash provided
       by (used  in) operating
       activities:
         Depreciation and amortization           --       11,272              1        11,015         22,288
         Unrealized loss (gain) on
           currency exchange                     --       24,951            (89)       17,326         42,188
         Gain from the disposal of
           fixed assets                          --           --             --            (3)            (3)
         Change in accounts receivable           --      (22,973)            29       (29,110)       (52,054)
         Change in inventories                   --        1,816             --        (4,060)        (2,244)
         Change in prepaid and other
           current assets                        --       (4,346)            --        (8,849)       (13,195)
         Change in other assets                  --         (441)            --        (3,180)        (3,621)
         Change in investments in
           associated company                    --           --             --          (715)          (715)
         Change in accounts payable              --       20,015            407        (1,505)        18,917
         Change in accrued expenses           2,881       (2,953)         1,678        10,042         11,648
         Change in pension liabilities
           and other                             --         (135)            --        10,137         10,002
         Change in deferred taxes                --       (1,705)            --        (4,917)        (6,622)
                                          ---------    ----------   -----------    ----------    -----------
         Net cash provided by (used
           in) operating activities          19,879       10,249         10,413        (8,378)        32,163

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                        --      (10,589)            --        (9,000)       (19,589)
     Net activity in investments in
       and advances to (from)
       subsidiaries and affiliates          (13,943)         372        (10,413)       23,984             --
     Proceeds from sale of fixed assets          --           --             --            11             11
     Unrealized gain on investments             544           --             --            --            544
                                          ---------    ----------   -----------    ----------    -----------
     Net cash (used in) provided by
       investing activities                 (13,399)     (10,217)       (10,413)       14,995        (19,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under
       revolving credit facility             37,000           --             --            --         37,000
     Principal payments on debt             (43,480)          --             --        (5,492)       (48,972)
                                          ---------    ----------   -----------    ----------    -----------
     Net cash used in financing
       activities                            (6,480)          --             --        (5,492)       (11,972)

Effect of exchange rate changes on
  cash and cash Equivalents                      --           --             --        (5,977)        (5,977)


         NET INCREASE (DECREASE) IN
           CASH                                  --           32             --        (4,852)        (4,820)

CASH AT BEGINNING OF PERIOD              $       --   $       26   $         --   $     7,366   $      7,392
                                          ---------    ---------    -----------    ----------    -----------

CASH AT END OF PERIOD                    $       --   $       58   $              $     2,514   $      2,572
                                          =========   ==========    ===========    ==========    ============

1999 NOTES:
----------

The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of March 31, 2000 and December 31, 1999 and for the three month period ended March 31, 2000, of (a) Venture, the sole issuer of the 1999 Notes, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Venture and the guarantor subsidiaries with the nonguarantor subsidiaries.



CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF MARCH 31, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                              GUARANTOR     NONGUARANTOR      CONSOLIDATED
                                                VENTURE      SUBSIDIARIES   SUBSIDIARIES         TOTAL
                                                -------      ------------   ------------         -----
ASSETS
------
CURRENT ASSETS:
        Cash and cash equivalents              $         --   $        58  $         2,514  $          2,572
        Accounts receivable, net                         --       211,860          145,244           357,104
        Inventories                                      --        47,121          104,825           151,946
        Investments                                  15,007            --               --            15,007
        Prepaid and other current
          assets                                         --        24,883           39,172            64,055
                                                -----------    ----------   --------------   ---------------
            Total current assets                     15,007       283,922          291,755           590,684

Property, Plant and Equipment, Net                       --       196,025          348,352           544,377
Intangible Assets, Net                                   --        49,677          115,137           164,814
Other Assets                                             --        62,027           26,152            88,179
Deferred Tax Asset                                       --        12,666           24,000            36,666
Net Investment in and advances
  to (from) subsidiaries & affiliates               914,865      (481,119)        (433,746)               --
                                                -----------    ----------   --------------   ---------------

Total Assets                                   $    929,872   $   123,198  $       371,650  $      1,424,720
                                                ===========    ==========   ==============   ===============
LIABILITIES AND MEMBER'S EQUITY
-------------------------------
 Current Liabilities:
        Accounts payable                       $         --   $    78,322  $       129,019  $        207,341
        Accrued interest                             16,109            --               75            16,184
        Accrued expenses                                 --        16,406          102,905           119,311
        Current portion of long
          term debt                                  13,617            --           10,634            24,251
                                                -----------    ----------   --------------   ---------------
            Total current liabilities                29,726        94,728          242,633           367,087


Pension Liabilities & Other                              --         6,104           50,237            56,341
Deferred Tax Liabilities                                 --        11,871           47,541            59,412
Long Term Debt                                      840,871            --           40,710           881,581
                                                -----------    ----------   --------------   ---------------
        Total liabilities                           870,597       112,703          381,121         1,364,421

Member's Equity:
        Member's equity                              59,275        10,495             (856)           68,914
        Accumulated other
          comprehensive loss-
          minimum pension
          liability in excess of
          unrecognized prior
          service cost, net of tax                       --            --               --                --
        Accumulated other
          comprehensive loss-
          cumulative translation
          adjustments                                    --            --           (8,615)           (8,615)
                                                -----------    ----------   --------------   ---------------

Member's Equity                                      59,275        10,495           (9,471)           60,299
                                                -----------    ----------   --------------   ---------------

Total Liabilities and Member's Equity          $    929,872   $   123,198  $       371,650  $      1,424,720
                                                ===========    ==========   ==============   ===============

CONDENSED CONSOLIDATING BALANCE SHEET
--------------------------------------------------------------------------------
AS OF DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)

                                                   GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                      VENTURE    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTAL
                                      -------    ------------   ------------   ------------ ------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents   $        --   $         26  $       7,366  $        --   $     7,392
        Accounts receivable, net             --        188,916        122,428           --       311,344
        Inventories                          --         48,936        105,684           --       154,620
        Investments                      40,501             --             --           --        40,501
        Prepaid and other current
          assets                             --         20,051         33,810           --        53,861
                                    -----------    -----------  -------------   ----------    ----------
              Total current assets       40,501        257,929        269,288           --       567,718

Property, Plant and Equipment, Net           --        193,214        369,624           --       562,838
Intangible Assets, Net                       --         50,140        121,950           --       172,090
Other Assets                                 --         64,620         17,884           --        82,504
Deferred Tax Assets                          --         11,711         18,115           --        29,826
Net Investment in and advances to
  (from) subsidiaries & affiliates      873,454       (463,780)      (409,674)          --            --
                                    -----------    -----------  -------------   ----------    ----------

Total Assets                        $   913,955   $    113,834  $     387,187  $        --   $ 1,414,976
                                    ===========   ============  =============  ===========    ==========
LIABILITIES AND MEMBER'S EQUITY
-------------------------------
CURRENT LIABILITIES:
        Accounts payable            $        --   $     57,900  $     136,696  $        --  $    194,596
        Accrued interest                 13,228             --            175           --        13,403
        Accrued expenses                     --         17,760         90,893           --       108,653
        Current portion of long
          term debt                      51,800          1,021         15,547           --        68,368
                                    -----------    -----------  -------------   ----------    ----------
              Total current
                liabilities              65,028         76,681        243,311           --       385,020

Pension Liabilities & Other                  --          6,239         51,375           --        57,614
Deferred Tax Liabilities                     --         12,054         47,377           --        59,431
Long Term Debt                          806,650          1,496         43,862           --       852,008
                                    -----------    -----------  -------------   ----------    ----------
        Total liabilities               871,678         96,470        385,925           --     1,354,073

Commitments and Contingencies                --             --             --           --            --

Member's Equity:
        Member's equity                  42,277         17,360          3,703           --        63,340
        Accumulated other
          comprehensive income-
          minimum pension
          liability in excess of
          unrecognized prior
          service cost, net of tax           --             --             --           --            --
        Accumulated other
          comprehensive income-
          cumulative translation
          adjustments                        --              4         (2,441)          --        (2,437)
                                    -----------    -----------  -------------   ----------    ----------

Member's Equity                          42,277         17,364          1,262           --        60,903
                                    -----------    -----------  -------------   ----------    ----------

Total Liabilities and Member's
  Equity                            $   913,955    $   113,834  $     387,187   $       --    $1,414,976
                                    ===========    ===========  =============   ===========   ==========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                              GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                                VENTURE     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    TOTAL
                                                -------     ------------  ------------   ------------    -----
       NET SALES                               $      --     $ 230,543     $  315,488      $(65,525)   $  480,506
       COST OF PRODUCT SOLD                           --       204,756        271,517       (65,525)      410,748
                                               ---------     ---------     ----------      --------    ----------
            GROSS PROFIT                              --        25,787         43,971                      69,758

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                      --        17,287         23,017            --        40,304
       PAYMENTS TO BENEFICIARY IN LIEU OF
         TAXES                                       565            --             --            --           565
                                               ---------     ---------     ----------      --------    ----------
            (LOSS) INCOME FROM OPERATIONS           (565)        8,500         20,954                      28,889

       INTEREST EXPENSE                           23,074            --          2,587            --        25,661
       INTERCOMPANY INTEREST ALLOCATION          (23,074)       16,126          6,948            --            --
       OTHER (INCOME) EXPENSE                    (17,563)          864         16,484            --          (215)
                                               ---------     ---------     ----------      --------    ----------
            INCOME (LOSS) BEFORE TAXES            16,998        (8,490)        (5,065)           --         3,443

       TAX  BENEFIT                                   --        (1,625)          (776)           --        (2,401)
       MINORITY INTEREST                              --            --            270            --           270
                                               ---------     ---------     ----------      --------    ----------
            NET INCOME (LOSS)                  $  16,998     $  (6,865)     $  (4,559)     $     --    $    5,574
                                               =========     =========     ==========      ========    ==========



CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                               GUARANTOR     NONGUARANTOR   CONSOLIDATED
                                                                   VENTURE    SUBSIDIARIES   SUBSIDIARIES      TOTAL
                                                                   -------    ------------   ------------      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  16,998   $    (6,865)   $    (4,559)    $   5,574
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                   --        11,273         11,015        22,288
         Unrealized loss (gain) on currency exchange                     --        24,862         17,326        42,188
         Gain from the disposal of fixed assets                          --            --             (3)           (3)
         Change in accounts receivable                                   --       (22,944)       (29,110)      (52,054)
         Change in inventories                                           --         1,816         (4,060)       (2,244)
         Change in prepaid and other current assets                      --        (4,346)        (8,849)      (13,195)
         Change in other assets                                          --          (441)        (3,180)       (3,621)
         Change in investments in associated company                     --            --           (715)         (715)
         Change in accounts payable                                      --        20,422         (1,505)       18,917
         Change in accrued expenses                                   2,881        (1,275)        10,042        11,648
         Change in pension liabilities and other                         --          (135)        10,137        10,002
         Change in deferred taxes                                        --        (1,705)        (4,917)       (6,622)
                                                                    -------     ---------    -----------    ----------
         Net cash provided by (used in) operating
          activities                                                 19,879        20,662         (8,378)       32,163


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                --       (10,589)        (9,000)      (19,589)
     Net activity in investments in and advances
       to (from) subsidiaries and affiliates                        (13,943)      (10,041)        23,984            --
     Proceeds from sale of fixed assets                                  --            --             11            11
     Unrealized gain on investments                                     544            --             --           544
                                                                    -------     ---------    -----------    ----------
     Net cash (used in) provided by investing activities            (13,399)      (20,630)        14,995       (19,034)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving credit
       facility                                                      37,000            --             --        37,000
     Principal payments on debt                                     (43,480)           --         (5,492)      (48,972)
                                                                    -------     ---------    -----------    ----------
     Net cash used in financing activities                           (6,480)           --         (5,492)      (11,972)


Effect of exchange rate changes on cash and cash
  Equivalents                                                            --            --         (5,977)       (5,977)

         NET INCREASE (DECREASE) IN CASH                                 --            32         (4,852)       (4,820)

CASH AT BEGINNING OF PERIOD                                         $    --     $      26    $     7,366    $    7,392
                                                                    -------     ---------    -----------    ----------
CASH AT END OF PERIOD                                               $    --     $      58    $     2,514    $    2,572
                                                                    =======     =========    ===========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following management's discussion and analysis of results of operations and financial condition ("MD&A") should be read in conjunction with the MD&A included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth, for the periods indicated, the Company's consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes.


                                                                      Three Months Ended
                                                                           March 31,
                                                                      2000         1999
                                                                      ----         ----
       Net sales                                                      100.0 %      100.0
       Cost of products sold                                           85.5         80.2
                                                                    -------       ------
       Gross profit                                                    14.5         19.8
       Selling, general and administrative expense                      8.4          8.6
       Payments to beneficiary in lieu of distributions                 0.1          0.0
                                                                    -------       ------
       Income from operations                                           6.0         11.2
       Interest expense                                                 5.3          5.7
       Other (income) expense                                           0.0          0.0
                                                                    -------       ------
       Income before taxes                                              0.7          5.5
       Tax (benefit) provision                                        (0.5)          0.6
       Minority interest                                                 .1          0.0
                                                                    -------       ------
       Net income before extraordinary loss                             1.1          4.9
       Extraordinary loss on early extinguishment of debt               0.0          0.0
                                                                    -------       ------
       Net income                                                       1.1 %        4.9
                                                                    =======       ======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET SALES. Net sales for the first quarter of 2000 increased $314.5 million, or 189.5%, from the first quarter of 1999. This increase was due to the addition of Peguform's sales of $314.2 million for the first quarter of 2000. Domestically, sales were comparable with the prior year.

GROSS PROFIT. Gross profit for the first quarter of 2000 increased $36.8 million to $69.8 million compared to $32.9 million for the first quarter of 1999. As a percentage of net sales, gross profit decreased to 14.5% for the first quarter of 2000 from 19.8% for the first quarter of 1999. The decrease was largely due to the contribution of Peguform's lower margin business being included in the consolidated sales. Domestically, there was a decrease in the gross profit margin to 15.6% from a gross profit margin of 19.8% in the first quarter of 1999. The decrease in domestic gross profit margin was primarily the result of lower profits on tooling sales as compared with the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the first quarter of 2000 increased $26.0 million, or 182.4%, to $40.3 million compared to $14.3 million for the first quarter of 1999 primarily due to the addition of Peguform for the first quarter of 2000. As a percentage of net sales, selling, general and administrative expense decreased to 8.4% for the first quarter of 2000 as compared to 8.6% for the first quarter of 1999. The decrease is primarily attributable to the impact of Peguform's lower selling, general and administrative expense as a percentage of net sales, relative to Venture's, being included in the operating results for the first quarter. Domestically first quarter selling, general and administrative expense was negatively impacted by $0.3 million for wage increases granted to management employees during the third quarter of 1999. The continuing effect of these wage increases on an annual basis will be approximately $1.3 million.

INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the first quarter of 2000 increased $10.2 million, or 54.9%, to $28.9 million, compared to income from operations of $18.7 million for the first quarter of 1999. As a percentage of net sales, income from operations decreased to 6.0% for the first quarter of 2000 from 11.2% for the first quarter of 1999.

INTEREST EXPENSE. First quarter interest expense increased $16.2 million, or
170.7 %, to $25.7 million in 2000 as compared to 1999. The increase is the result of the increased debt associated with the acquisition of Peguform, partially offset by a reduced overall cost of capital under the Company's new capital structure, after consideration of interest rate swaps.

OTHER (INCOME) EXPENSE. Other (income) expense is comprised of $42.0 million of realized gains and $27.1 million of unrealized losses on portions of the cross-currency interest rate swap agreements entered into during the second quarter of 1999 to economically hedge a portion of the Company's exposure to foreign exchange and interest rate risk associated with the Peguform Acquisition. During the first quarter, the Company terminated the three cross-currency swap agreements and entered into a foreign exchange collar. The foreign exchange collar had an estimated fair market value of $2.2 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $2.2 million being recorded in other income during the first quarter. See Note 5 of Notes to Consolidated Financial Statements. Other expense was also comprised of unrealized currency losses of $17.7 million which were offset, in part, by realized currency gains of $1.0 million.

TAX (BENEFIT) PROVISION. The tax benefit of $2.4 million for the three months ended March 31, 2000 is primarily the result of the Company's German operations which generated a taxable loss for the respective period. This compares to a tax provision of $1.1 million for the three months ended March 31, 1999 which was attributable to Venture Holdings Corporation. For the three months ended March 31, 2000 Venture Holdings Corporation generated no tax provision.

NET INCOME. Due to the foregoing, the net income for the first quarter of 2000 decreased to $5.6 million compared to $8.1 million for the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

The Company's consolidated working capital was $223.6 million at March 31, 2000, compared to $178.8 million at March 31, 1999, an increase of $44.8 million. The Company's working capital ratio decreased to 1.61x at March 31, 2000 from 3.07x at March 31, 1999. The decrease is due to an increase in current liabilities, primarily accounts payable, accrued expenses and current portion of long term debt not offset by a like increase in current assets. Net cash provided by operating activities was $32.2 million for the year ended March 31, 2000 compared to net cash provided by operations of $8.0 million for the three months ended March 31, 1999. The increase in cash provided by operations is due to a realized $42 million gain on the termination of the cross-currency swap agreements offset by a $42 million addition to the net increase of accounts receivable from March 31, 1999 to March 31, 2000. In addition, the change in current liabilities increased $32.3 million to $37.0 million for the three months ended March 31, 2000 compared to $4.8 million for the same period in 1999.

Capital expenditures were $19.6 million for the three months ended March 31, 2000 compared to $2.7 million for the same period in 1999. The Company continues to upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment.

In the ordinary course of business, the Company seeks additional business with existing and new customers. The Company continues to compete for the right to supply new components which could be material to the Company and requires substantial capital investment in machinery, equipment, tooling and facilities. As of the date hereof, however, the Company has no formal commitments with respect to any such material business, except as noted below.

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

Net cash used in financing activities was $12.0 million for the three months ended March 31, 2000 compared to net cash used in financing activities of $2.3 million for the same period in 1999. The fluctuation primarily relates to the $42 million prepayment of a portion of the Company's interim term loan offset by additional borrowings of $37.0 million from the revolving credit facility.

In connection with the acquisition of Peguform, the Company entered into a new credit agreement (the "New Credit Agreement"). The New Credit Agreement provides for borrowings of (1) up to $175.0 million under a Revolving Credit Facility, which, in addition to those matters described below, is used for working capital and general corporate purposes; (2) $75.0 million under a five-year Term Loan A;
(3) $200.0 million under a six-year Term Loan B and (4) $125 million under an 18-month Interim Term Loan. On March 20, 2000, the Company applied a prepayment of $42 million to the 18-month Interim Term Loan. See Note 5 of Notes to Consolidated Financial Statements. The New Credit Agreement requires that the remaining $83.0 million principal amount outstanding with respect to the 18-month Interim Term Loan be refinanced by November 27, 2000, using proceeds from the sale of securities that rank pari passu in right of payment with, or are junior to, the Company's 12% senior subordinated notes due 2009, described below. The Company intends to refinance the remaining principal balance of the 18-month interim term loan and has the ability to use proceeds under the Revolving Credit Facility to do so. The Revolving Credit Facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175.0 million less the amount of any letters of credit issued against the New Credit Agreement. At March 31, 2000 the Company had $42.5 million outstanding with $129.5 million still available under the Revolving Credit Facility. The New Credit Agreement and documents governing the Company's $205 million in principal amount of 9 1/2% senior notes due 2005, $125 million in principal amount of 11% senior notes due 2007 and $125 million in principal amount of 12% senior subordinated notes due 2009 contain various covenants. As of March 31, 2000, the Company was in compliance with all such covenants.

Obligations under the New Credit Agreement are jointly and severally guaranteed by the Company's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of the Company and its domestic subsidiaries. The New Credit Agreement became effective May 27, 1999 contemporaneously with the completion of the Peguform acquisition.

During May 1999, and in connection with the issuance of debt to finance the Peguform acquisition, Venture entered into two five-year Euro dollar cross-currency interest rate swap agreements and one three-year Euro dollar cross-currency interest rate swap agreement. All agreements are executed with major international financial institutions and, as such, the Company does not anticipate that these institutions will fail to perform.

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

Each cross-currency interest rate swap agreement was originally comprised of three separate financial instruments, consisting of two interest rate swap agreements and a cross-currency swap agreement. When combined with the underlying fixed U.S. dollar interest rate debt that they matched, the debt was economically converted to fixed Euro dollar interest rate debt.

On March 20, 2000, the Company terminated its cross-currency swap agreements within each of its three original cross-currency interest rate swap agreements, and realized a cash gain of $42.0 million. The entire cash proceeds were applied as a prepayment of the Company's $125 million interim term loan. At December 31, 1999, these financial instruments had an estimated fair market value of $27.1 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $27.1 million being recorded in other income. Accordingly, upon termination of the cross-currency swap agreements, the net impact on earnings for the three months ended March 31, 2000 is an increase in other income of $14.9 million, which is comprised of a realized gain of $42.0 million, offset by an unrealized loss of $27.1 million.

The cross-currency swap agreements were replaced with a twelve-month foreign exchange collar. The estimated fair market value of this financial instrument is $2.2 million, and is recorded as an investment on the balance sheet as of March 31, 2000. The corresponding $2.2 million non-cash change in estimated fair market value is recorded in other income for the three months ended March 31, 2000.

One of the interest rate swap agreements within each of the original cross-currency interest rate swap agreements is accounted for using settlement accounting. The cash flows from these interest rate swap agreements are accounted for as adjustments to interest expense. For the three months ended March 31, 2000, these interest rate swap agreements resulted in an increase to interest expense of $0.2 million.

The other interest rate swap agreements within each of the original cross-currency interest rate swap agreements do not meet all the criteria for settlement accounting under generally accepted accounting principles. The cash flows from these interest rate swap agreements are included in other income. The estimated fair market value of these financial instruments of $12.8 million is recorded as an investment on the balance sheet as of March 31, 2000. The corresponding $0.5 million non-cash change to estimated fair market value is recorded in other expense for the three months ended March 31, 2000.

The Company has also entered into interest rate swap agreements with a notional value of $55 million to mitigate the risk associated with changing interest rates on certain floating rate debt. These interest rate swap agreements are accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $0.1 million and $0.2 million of additional interest expense for the three months ended March 31, 2000 and 1999, respectively.

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


NEW ACCOUNTING STANDARDS

In June 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard was to apply in the first quarter of the Company's fiscal year beginning January 1, 2000. In July 1999 the FASB approved SFAS No. 137, which delayed the implementation date for SFAS No. 133 for one year. The Company is currently analyzing the impact of this Standard on our financial position and results of operations.

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

The Task Force concluded that the provisions of this consensus may be applied prospectively for costs incurred after December 31, 1999. At March 31, 2000, other assets includes approximately $18.6 million of program costs for which customer reimbursement is anticipated but not contractually guaranteed. These costs will continue to be amortized over the future periods as they are reimbursed by the Company's customers. The Company has adopted the provisions of this consensus by expensing all program costs incurred after December 31, 1999.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, Venture has entered into a variety of foreign exchange and interest rate financial instruments. A discussion of the Company's accounting policies for derivative financial instruments can be found in the Organization and Summary of Significant Accounting Policies and Financial Instruments footnotes to the financial statements found in Item 8 of the Company's 1999 Annual Report on Form 10-K.

FOREIGN CURRENCY EXCHANGE RATE RISK. The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company's most significant foreign currency exposures relate to Germany, Spain, France, the Czech Republic, Mexico, Brazil and Canada. As of March 31, 2000, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $2.2 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $27.0 million. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

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

INTEREST RATE RISK. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. Venture has entered into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. As of March 31, 2000, the net fair value asset of financial instruments with exposure to interest rate risk was approximately $12.8 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse shift in interest rates would be approximately $4.9 million.



PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company has been involved in legal proceedings with the Michigan Department of Environmental Quality concerning the emissions from its Grand Blanc paint facility. In October 1999, the parties to the litigation reached an agreement in principle to settle the case by the installation of full pollution abatement equipment at the Grand Blanc facility and payment by the Company of $1.1 million. The agreement was subject to several conditions, primarily rezoning of the property. In January of 2000, rezoning approval was granted for the new equipment. In February of 2000, the Company applied for new permits for the installation of the equipment. The Company is currently negotiating a consent decree with the Michigan Department of Environmental Quality and expects this to be completed by the third quarter of 2000.

In December 1999, the Michigan Department of Environmental Quality contacted the Grand Blanc facility relating to the classification of wastes leaving the facility. The Company has been discussing the issue with the Michigan Department of Environmental Quality and has been conducting tests of the waste. As a result of the contact and to avoid future liability, the Company has voluntarily changed the classification of the waste on all subsequent disposals even though the Company disagrees with the Michigan Department of Environmental Quality. In addition, the Company is changing materials and certain processes to remove the concern of the Michigan Department of Environmental Quality. By changing the classification of the waste for disposal subsequent to the contact, the Company has limited its potential liability to disposals prior to the contact. However, the Company may be exposed to some liability for past disposal. On March 20, 2000 the Company received a notice of warning from the Michigan Department of Environmental Quality regarding this matter. At the present time the Company is unable to quantify or qualify any liability for these disposals.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. A list of the exhibits required to be filed as part of this Form 10-Q is included under the heading "Exhibit Index" in this Form 10-Q and incorporated herein by reference.

         (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

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


Date:  May 11, 2000                    /s/ James E. Butler
                                       -------------------------------
                                       James E. Butler
                                           Chief Financial Officer

                                       Signing on behalf of each registrant and as principal financial officer of each registrant.

EXHIBIT INDEX


       Exhibit No.                          Description
       -----------                          -----------

       27.1                                 Financial Data Schedule.