Form 10-Q
period 2000-06-30
VENTURE HOLDINGS CO LLC; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO; VENTURE EU CORP; VENTURE EUROPE INC
filed 2000-08-08
CIK 1088341, 916104, 916105, 916106, 916107, 916108, 916109, 916112, 1089450, 1089451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                   -----------  -----------------

                        Commission File Number: 333-82617

                          VENTURE HOLDINGS COMPANY LLC
     Michigan                                                         38-3470015
                                   VEMCO, INC.
     Michigan                                                         38-2737797
                         VENTURE INDUSTRIES CORPORATION
     Michigan                                                         38-2034680
                     VENTURE MOLD & ENGINEERING CORPORATION
     Michigan                                                         38-2556799
                             VENTURE LEASING COMPANY
     Michigan                                                         38-2777356
                               VEMCO LEASING, INC.
     Michigan                                                         38-2777324
                          VENTURE HOLDINGS CORPORATION
     Michigan                                                         38-2793543
                             VENTURE SERVICE COMPANY
     Michigan                                                         38-3024165
                           EXPERIENCE MANAGEMENT, LLC
     Michigan                                                         38-3382308
                              VENTURE EUROPE, INC.
     Michigan                                                         38-3464213
                             VENTURE EU CORPORATION
     Michigan                                                         38-3470019

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

Yes  X .  No    .
    ----     ----





                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION (UNAUDITED)                                      PAGE #

         Item 1.      Financial Statements

                      Consolidated Balance Sheets as of June 30, 2000,
                      December 31, 1999 and June 30, 1999                                   1

                      Consolidated Statements of Income and Comprehensive Income
                      for the Three Months and Six Months Ended June 30, 2000
                      and 1999                                                              2

                      Consolidated Statements of Changes in Member's Equity
                      for the Three Months and Six Months Ended June 30, 2000
                      and 1999                                                              3

                      Consolidated Statements of Cash Flows for the Six Months
                      Ended June 30, 2000 and 1999                                          4

                      Notes to Consolidated Financial Statements                            5

         Item 2.      Management's Discussion and Analysis of Results of Operations
                      and Financial Condition                                               25

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk            31


PART II.          OTHER INFORMATION

         Item 1.      Legal Proceedings                                                     32

         Item 6.      Exhibits and Reports on Form 8-K                                      33

         Signature                                                                          34

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                      June 30,                          June 30,
                                                                        2000         December 31,         1999
ASSETS                                                               (Unaudited)         1999         (Unaudited)
------                                                               -----------         ----         -----------
CURRENT ASSETS:
        Cash and cash equivalents                                    $     5,147     $     7,392      $    40,295
        Accounts receivable, net, includes related party
          receivables of $91,959, $82,644 and $65,690 at
          June 30, 2000, December 31, 1999 and June 30,
          1999, (Note 6)                                                 352,188         311,344          360,092
        Inventories (Note 3)                                             160,765         154,620          172,081
        Investments (Note 5)                                              21,054          40,501           25,875
        Prepaid and other current assets                                  56,582          53,861           49,310
                                                                     -----------     -----------      -----------
                 Total current assets                                    595,736         567,718          647,653

Property, Plant and Equipment, Net                                       544,858         562,838          601,162

Intangible Assets, Net (Note 2)                                          143,349         172,090           59,398

Other Assets                                                              79,395          82,504           54,756

Deferred Tax Assets                                                       49,898          29,826           16,146
                                                                     -----------     -----------      -----------

Total Assets                                                         $ 1,413,236     $ 1,414,976      $ 1,379,115
                                                                     ===========     ===========      ===========

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
        Accounts payable                                             $   208,191     $   194,596          203,123
        Accrued interest                                                  13,855          13,403            5,816
        Accrued expenses                                                 119,295         108,653           85,891
        Current portion of long term debt (Note 4)                        27,520          68,368           10,502
                                                                     -----------     -----------      -----------
                 Total current liabilities                               368,861         385,020          305,332

Pension Liabilities & Other                                               54,764          57,614           34,176

Deferred Tax Liabilities                                                  70,021          59,431           19,859

Long Term Debt (Note 4)                                                  854,597         852,008          950,819
                                                                     -----------     -----------      -----------

        Total liabilities                                              1,348,243       1,354,073        1,310,186

Commitments and Contingencies                                                 --              --               --

Member's Equity:
        Member's equity                                                   73,104          63,340           92,457
        Accumulated other comprehensive loss - minimum pension
          liability in excess of unrecognized prior service                   --              --             (737)
          cost, net of tax
        Accumulated other comprehensive loss - cumulative
          translation adjustments                                         (8,111)         (2,437)         (22,791)
                                                                     -----------     -----------      ------------

Member's Equity                                                           64,993          60,903           68,929
                                                                     -----------     -----------      ------------

Total Liabilities and Member's Equity                                $ 1,413,236     $ 1,414,976      $ 1,379,115
                                                                     ===========     ===========      ============

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                            --------                     --------
                                                        2000          1999          2000           1999
                                                        ----          ----          ----           ----

NET SALES                                           $   483,200   $   273,803   $   963,706    $    439,795

COST OF PRODUCT SOLD                                    421,249       246,686       831,997         379,756
                                                     ----------    ----------    ----------     -----------

GROSS PROFIT                                             61,951        27,117       131,709          60,039

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                                 33,360        19,954        73,664          34,224

PAYMENTS TO BENEFICIARY IN
  LIEU OF DISTRIBUTIONS                                     600            77         1,165              77
                                                     ----------    ----------    ----------     -----------

INCOME FROM OPERATIONS                                   27,991         7,086        56,880          25,738

INTEREST EXPENSE (Note 5)                                24,754        15,549        50,415          25,028

OTHER INCOME (Note 5)                                     1,749        19,900         1,964          19,900
                                                     ----------    ----------    ----------     -----------

INCOME BEFORE TAXES                                       4,986        11,437         8,429          20,610

TAX  PROVISION (BENEFIT)                                    586          (662)       (1,815)            405

MINORITY INTEREST                                           210            29           480              29
                                                     ----------    ----------    ----------     -----------

NET INCOME BEFORE
  EXTRAORDINARY LOSS                                      4,190        12,070         9,764          20,176

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT                                    --          5,569            --           5,569
                                                     ----------    ----------    ----------     -----------

NET INCOME                                                4,190         6,501         9,764          14,607

OTHER COMPREHENSIVE INCOME (LOSS)  -
  Cumulative translation adjustments                        504       (22,791)       (5,674)        (22,791)
                                                     ----------    ----------    ----------     -----------

COMPREHENSIVE INCOME (LOSS)                         $     4,694   $   (16,290)  $     4,090    $     (8,184)
                                                     ==========    ==========    ==========     ===========

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                              --------                    --------
                                                         2000          1999        2000           1999
                                                         ----          ----        ----           ----
MEMBER'S EQUITY, BEGINNING
 OF PERIOD                                            $  60,299     $  85,219   $  60,903      $  77,113

COMPREHENSIVE INCOME (LOSS):

     NET INCOME                                           4,190         6,501       9,764         14,607

     OTHER COMPREHENSIVE INCOME (LOSS)                      504       (22,791)     (5,674)       (22,791)
                                                       --------      --------    --------       --------

COMPREHENSIVE INCOME (LOSS)                               4,694       (16,290)      4,090         (8,184)
                                                       --------      --------    --------       --------

MEMBER'S EQUITY, END OF PERIOD                        $  64,993     $  68,929   $  64,993      $  68,929
                                                       ========      ========    ========       ========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                          2000             1999
                                                                                          ----             ----
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                                 $    9,764       $  14,607
            Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                             47,012          26,031
                 Unrealized loss on currency exchange                                      46,742              --
                 Net extraordinary loss on early extinguishment of debt                        --           5,569
                 Loss from the disposal of fixed assets                                        22              --
                 Change in accounts receivable                                            (40,855)          6,897
                 Change in inventories                                                     (6,145)         (4,224)
                 Change in prepaid and other current assets                                (3,036)         (3,992)
                 Change in other assets                                                    20,736         (15,240)
                 Change in accounts payable                                                13,594          20,333
                 Change in accrued expenses                                                11,093             369
                 Change in other liabilities                                               (2,850)          1,461
                 Change in deferred taxes                                                  (9,553)           (386)
                                                                                       ----------        --------
                 Net cash provided by operating activities                                 86,524          51,425

       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of subsidiaries, net of cash acquired                                     --        (444,012)
            Capital expenditures                                                          (41,439)        (13,177)
            Proceeds from sale of fixed assets                                                172              --
            Unrealized gain on investments                                                 (3,511)        (19,663)
                                                                                       ----------        --------
            Net cash used in investing activities                                         (44,778)       (476,852)

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net borrowings (repayments) under revolving credit agreement                   37,000         (58,500)
            Net borrowings on bank debt                                                        --           5,806
            Net proceeds from issuance of debt                                                 --         650,000
            Debt issuance fees                                                                 --         (26,981)
            Payment for early extinguishment of debt                                           --         (82,788)
            Principal payments on debt                                                    (71,970)        (19,949)
                                                                                       ----------        --------
                 Net cash (used in) provided by financing activities                      (34,970)        467,588

                 Effect of exchange rate changes on cash and cash equivalents              (9,021)         (1,996)

                 NET (DECREASE) INCREASE IN CASH                                           (2,245)         40,165

       CASH AT BEGINNING OF PERIOD                                                          7,392             130
                                                                                       ----------        --------
       CASH AT END OF PERIOD                                                          $     5,147       $  40,295
                                                                                       ==========        ========

       SUPPLEMENTAL CASH FLOW INFORMATION
            Cash paid during the period for interest                                  $    49,215       $  31,969
                                                                                       ==========        ========
            Cash paid during the period for taxes                                     $     3,035       $      35
                                                                                       ==========        ========


See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.     FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements include the accounts of Venture Holdings Company LLC (hereinafter referred to as "Venture") and all of Venture's domestic and foreign subsidiaries that are wholly-owned or majority-owned (collectively referred to as the "Company"). The Company's investment in a less than majority-owned business is accounted for under the equity method. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.



2.     ACQUISITIONS

       On May 28, 1999, the Company purchased Peguform GmbH ("Peguform"), a leading European supplier of high performance interior and exterior plastic modules, systems and components to European OEMs (the "Peguform Acquisition"), for approximately $463 million. During the second quarter of 2000, an agreement was reached on post closing adjustments related to the Peguform Acquisition reducing the consideration paid for Peguform by $18 million to $445 million. The Company used the proceeds of the final settlement to reduce its outstanding borrowings.

       The excess of the purchase price over the fair market value of the net assets acquired (goodwill) is approximately $108 million and is being amortized on a straight-line basis over 30 years.

       For further information, refer to Note 2 to the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

       The following unaudited pro forma financial data is presented to illustrate the estimated effects of the Peguform Acquisition, as if the transaction had occurred as of the beginning of the period presented.

                                                          Six Months Ended
                                                              June 30,
                                                                1999
                                                                ----

       Net sales                                       $             991,651
       Net income before extraordinary loss                           22,883
       Net income                                                     17,314

3.     INVENTORIES

       Inventories included the following (in thousands):
                                                                June 30,        December 31,        June 30,
                                                                  2000              1999              1999
                                                                  ----              ----              ----
       Raw materials                                         $        75,406   $        59,243  $         56,061
       Work-in-process - manufactured parts                           14,880            17,623            17,824
       Work-in-process - tools and molds                              50,446            57,984            75,212
       Finished goods                                                 20,033            19,770            22,984
                                                                ------------      ------------     -------------
       Total                                                 $       160,765   $       154,620  $        172,081
                                                                ============      ============     =============

4.     DEBT

       Debt consisted of the following (in thousands):
                                                                   June 30,      December 31,        June 30,
                                                                     2000            1999              1999
                                                                     ----            ----              ----
       Credit agreement
         Term loan A, with interest of 8.88%, Due 2004           $      72,900    $      73,950  $          75,000
         Term loan B, with interest of 9.38%, Due 2005                 198,000          199,000            200,000
         Interim term loan, with interest of 8.88%, Due 2000            83,000          125,000            125,000
         Revolving credit outstanding, with interest of
           10.25%, Due 2004                                             24,045            5,500             18,500
         Bank debt payable with interest from 0.0% to 9.04%,
           Due 2004                                                     18,231           25,930             52,582
       Senior notes payable, Due 2005
           With interest at 9.5%                                       205,000          205,000            205,000
       Senior notes payable, Due 2007
           With interest at 11.0%                                      125,000          125,000            125,000
       Senior subordinated notes payable, Due 2009
           With interest at 12.0%                                      125,000          125,000            125,000
       Capital leases with interest from 3.80%
           to 11.70%                                                    29,881           34,658             33,695
       Installment notes payable with
           Interest from 3.00% to 7.41%                                  1,060            1,338              1,544
                                                                    ----------       ----------     --------------
               Total                                             $     882,117    $     920,376  $         961,321
                                                                    ==========       ==========     ==============
       Less current portion of debt                                     27,520           68,368             10,502
                                                                    ==========       ==========     ==============
       Total                                                           854,597          852,008            950,819
                                                                    ==========       ==========     ==============

       On May 27, 1999, in connection with the Peguform Acquisition, the Company entered into a new credit agreement, which was amended on June 4, 1999 and on June 29, 2000 (the "credit agreement"). The credit agreement provides for borrowings of (1) up to $175 million under a revolving credit facility, which, in addition to those matters described below, is used for working capital and general corporate purposes; (2) $75 million under a five-year term loan A; (3) $200 million under a six-year term loan B; and (4) $125 million under an 18-month interim term loan. In March 2000, the Company applied a prepayment of $42 million to the 18-month interim term loan. See Note 5 of Notes to Consolidated Financial Statements. In July 2000, the Company applied additional $8 million and $2 million prepayments to the 18-month interim term loan, reducing the principal balance to $73 million. On June 29, 2000, the credit agreement was amended for several purposes. First, the requirement that the Company issue $125 million of securities that rank pari passu in right of payment with, or are junior to, the Company's 12% senior subordinated notes due 2009, described below was extended from November 27, 2000 to March 31, 2002. Second, the credit agreement was amended to allow for a $100 million non-recourse factoring program. Third, certain restrictive covenants were amended to provide the Company with additional flexibility in its stipulated financial ratios. The Company intends to refinance the remaining principal balance of the 18-month interim term loan and has the ability to use proceeds under the revolving credit facility to do so.

       The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of June 30, 2000, the Company could have borrowed an additional $148 million under the revolving credit facility. Obligations under the credit agreement are jointly and severally guaranteed by Venture's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of Venture and its domestic subsidiaries.

       The credit agreement, the documents governing the Company's 9 1/2% senior notes due 2005 (the "1997 Senior Notes"), and the documents governing the Company's 11% unsecured senior notes (the "1999 Senior Notes") and 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and together with the 1999 Senior Notes, the "1999 Notes"), contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. The Company's debt obligations also contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of June 30, 2000, the Company was in compliance with all debt covenants.


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

       In March 2000, the Company terminated its cross-currency swap agreements within each of its three original cross-currency interest rate swap agreements and realized a cash gain of $42.0 million. The entire cash proceeds were applied as a prepayment of the Company's $125 million interim term loan. At December 31, 1999, these financial instruments had an estimated fair market value of $27.1 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $27.1 million being recorded in other income. Accordingly, as a result of the termination of the cross-currency swap agreements, the net impact on earnings for the three months ended March 31, 2000 is an increase in other income of $14.9 million, which is comprised of a realized gain of $42.0 million, offset by an unrealized loss of $27.1 million.

       For each of the three and six months ended June 30, 1999, the non-cash change in fair market value of the cross-currency swap agreements resulted in $17.5 million of other income.

       The cross-currency swap agreements were replaced with a twelve-month foreign exchange collar. The collar is designed to reduce the economic risk to the Company of Euro to US dollar exchange movements. The notional amount is 500,000,000 Euros. The estimated fair market value of this financial instrument is $3.8 million, and is recorded as an investment on the balance sheet as of June 30, 2000. The corresponding $1.6 million and $3.8 million non-cash change in estimated fair market value is recorded in other income for three and six months ended June 30, 2000, respectively. During July 2000, the Company terminated the put side of its foreign currency exchange collar and received $10.9 million. The Company used $2.7 million of the proceeds to purchase a replacement put to protect against any large devaluations in the Euro to US dollar exchange rate. The notional amount of the replacement put is 400,000,000 Euros. The Company applied $8.0 million of the net cash proceeds as a prepayment of the 18-month interim term loan. See Note 4 of Notes to Consolidated Financial Statements.

       One of the interest rate swap agreements within each of the original cross-currency interest rate swap agreements is accounted for using settlement accounting. The cash flows from these interest rate swap agreements are accounted for as adjustments to interest expense. For the three and six months ended June 30, 2000, these interest rate swap agreements resulted in an increase to interest expense of $0.3 million and $0.5 million, respectively. For each of the three and six months ended June 30, 1999, these interest rate swap agreements resulted in a decrease to interest expense of $0.1 million. During July 2000, the Company paid $14.9 million to terminate these financial instruments. This amount will be capitalized and amortized into interest expense over the terms of the original interest rate swap agreements.

       The other interest rate swap agreements within each of the original cross-currency interest rate swap agreements do not meet all the criteria for settlement accounting under generally accepted accounting principles. The cash flows from these interest rate swap agreements are included in other income. The estimated fair market value of these financial instruments of $16.9 million is recorded as an investment on the balance sheet as of June 30, 2000. The corresponding $4.0 million and $3.5 million non-cash change in estimated fair market value is recorded in other income for the three and six months ended June 30, 2000, respectively. For each of the three and six months ended June 30, 1999, the non-cash change in estimated fair market value of these financial instruments of $2.0 million was recorded as other income. During July 2000, the Company terminated these financial instruments and realized a cash gain of $16.9 million plus interest income of $0.1 million. Accordingly, during the third quarter of 2000, the $16.9 million realized gain will be offset by a corresponding unrealized loss of $16.9 million.

       During July 2000, the Company applied $2.0 million of the net cash proceeds from the terminations of the interest rate swap agreements as an additional prepayment of the 18-month interim term loan. See Note 4 of Notes to Consolidated Financial Statements.

       The Company has also entered into interest rate swap agreements with a notional value of $55 million to mitigate the risk associated with changing interest rates on certain floating rate debt. These interest rate swap agreements are accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $0.2 million and $0.5 million of additional interest expense for the six months ended June 30, 2000 and 1999, respectively. The impact of these interest rate swap agreements resulted in $0.1 million and $0.3 million of additional interest expense for the three months ended June 30, 2000 and 1999, respectively.


6.     RELATED PARTY TRANSACTIONS

       Venture Holdings Trust (the "Trust") is the sole member of Venture. The Company has entered into various transactions with entities that the sole beneficiary of the Trust owns or controls. These transactions include leases of real estate, usage of machinery, equipment and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities, and payment and receipt of sales commissions. In addition, employees of the Company are made available to certain of these entities for services such as design, model and tool building. Since the Company operates for the benefit of the sole beneficiary of the Trust, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transactions with non-affiliated persons.

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


       The result of these related party transactions was a net receivable, which was included in accounts receivable as follows:

                                                           June 30,       December 31,        June 30,
                                                             2000             1999              1999
                                                             ----             ----              ----
       Amounts receivable                              $      112,730    $      96,795    $       76,607
       Amounts payable                                         20,771           14,151            10,917
                                                        -------------     ------------     -------------

       Net amounts receivable                          $       91,959    $      82,644    $       65,690
                                                        =============     ============     =============




7.     SEGMENT REPORTING

       Prior to the Peguform Acquisition on May 28, 1999, the Company was organized and operated in one reporting segment. As a result of the Peguform Acquisition, the Company is organized and managed based primarily on geographic markets served. Under this organizational structure, the Company's operating segments have been aggregated into two reportable segments: North America (excluding Mexico) and International. The following table presents net sales and other financial information by business segment for the six months ended June 30, 2000 (in thousands):

                                                        INCOME             NET            TOTAL
                                     NET SALES     FROM OPERATIONS    INCOME (LOSS)       ASSETS
                                     ---------     ---------------    -------------       ------
       NORTH  AMERICA (Venture)   $       326,078  $         18,918   $        5,965  $    1,003,159
       INTERNATIONAL (Peguform)           641,092            37,962            3,799         410,077
       ELIMINATIONS                       (3,464)                --               --              --
                                    -------------    --------------     ------------    ------------

             TOTAL                        963,706            56,880            9,764       1,413,236
                                    =============    ==============     ============    ============

       The following table presents net sales and other financial information by business segment for the six months ended June 30, 1999 (in thousands):

                                                        INCOME             NET            TOTAL
                                     NET SALES     FROM OPERATIONS    INCOME (LOSS)       ASSETS
                                     ---------     ---------------    -------------       ------
       NORTH  AMERICA (Venture)   $       328,417  $         24,631   $       15,961  $    1,077,803
       INTERNATIONAL (Peguform)           111,378             1,107          (1,354)         301,312
       ELIMINATIONS                            --                --               --              --
                                    -------------    --------------     ------------    ------------

             TOTAL                        439,795            25,738           14,607       1,379,115
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

       1997 SENIOR NOTES:

       The following condensed consolidating financial information presents:

       (1) Condensed consolidating financial statements as of June 30, 2000, December 31, 1999 and June 30, 1999 and for the three and six month period ended June 30, 2000 and June 30, 1999, of (a) Venture, as a co-issuer of the 1997 senior notes (b) the subsidiaries that are co-issuers of the 1997 Senior Notes, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis, and

       (2) Elimination entries necessary to consolidate Venture, the other issuers and the guarantor subsidiaries with the nonguarantor subsidiaries.




CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF JUNE 30, 2000
---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                             OTHER       GUARANTOR     NONGUARANTOR      CONSOLIDATED
                                             VENTURE        ISSUERS     SUBSIDIARIES   SUBSIDIARIES         TOTAL
                                             -------        -------     ------------   ------------         -----
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents             $         --   $        --  $         --    $       5,147    $        5,147
    Accounts receivable, net                        --       204,670           140          147,378           352,188
    Inventories                                     --        54,557            --          106,208           160,765
    Investments                                 20,670            --            --              384            21,054
    Prepaid and other current assets                --        29,897           310           26,375            56,582
                                            ----------     ---------    ----------     ------------     -------------
            Total current assets                20,670       289,124           450          285,492           595,736

 Property, Plant and Equipment, Net                 --       191,077            12          353,769           544,858
 Intangible Assets, Net                             --        49,195            --           94,154           143,349
 Other Assets                                       --        60,100            --           19,295            79,395
 Deferred Tax Asset                                 --        10,196            --           39,702            49,898
 Net Investment in and advances to (from)
   subsidiaries & affiliates                   888,684      (534,794)       25,656         (379,546)               --
                                            ----------     ---------    ----------     ------------     -------------
Total Assets                              $    909,354   $    64,898  $     26,118    $     412,866    $    1,413,236
                                            ==========     =========    ==========     ============     =============

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                      $         --   $    56,448  $        881    $     150,862    $      208,191
    Accrued interest                            13,479            --            --              376            13,855
    Accrued expenses                                --         9,408         3,146          106,741           119,295
    Current portion of long term debt           15,500           966            --           11,054            27,520
                                            ----------     ---------    ----------     ------------     -------------
            Total current liabilities           28,979        66,822         4,027          269,033           368,861

Pension Liabilities & Other                         --         6,228            --           48,536            54,764
Deferred Tax Liabilities                            --        11,687            --           58,334            70,021
Long Term Debt                                 817,148         1,341            --           36,108           854,597
                                            ----------     ---------    ----------     ------------     -------------
        Total liabilities                      846,127        86,078         4,027          412,011         1,348,243

Member's Equity:
    Member's equity                             63,227       (21,180)       22,091            8,966            73,104
    Accumulated other comprehensive loss-
      cumulative translation adjustments            --            --            --           (8,111)           (8,111)
                                            ----------     ---------    ----------     ------------     -------------

Member's Equity                                 63,227       (21,180)       22,091              855            64,993
                                            ----------     ---------    ----------     ------------     -------------

Total Liabilities and Member's Equity     $    909,354   $    64,898  $     26,118  $       412,866  $      1,413,236
                                            ==========     =========    ==========     ============     =============

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                     OTHER         GUARANTOR     NONGUARANTOR       CONSOLIDATED
                                                     VENTURE        ISSUERS       SUBSIDIARIES   SUBSIDIARIES          TOTAL
                                                     -------        -------       ------------   ------------          -----
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                   $     --       $      26     $       --     $     7,366        $     7,392
        Accounts receivable, net                          --         188,763            153         122,428            311,344
        Inventories                                       --          48,936             --         105,684            154,620
        Investments                                   40,501              --             --              --             40,501
        Prepaid and other current assets                  --          20,051             --          33,810             53,861
                                                     -------        --------         ------        --------         ----------
                 Total current assets                 40,501         257,776            153         269,288            567,718

Property, Plant and Equipment, Net                        --         193,199             15         369,624            562,838
Intangible Assets, Net                                    --          50,140             --         121,950            172,090
Other Assets                                              --          64,620             --          17,884             82,504
Deferred Tax Assets                                       --          11,711             --          18,115             29,826
Net Investment in and advances to (from)
  subsidiaries & affiliates                          873,454        (476,391)        12,083        (409,146)                --
                                                     -------        --------         ------        --------         ----------
Total Assets                                        $913,955       $ 101,055     $   12,251     $   387,715        $ 1,414,976
                                                     =======        ========         ======        ========         ==========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
        Accounts payable                            $     --       $  57,388     $      512     $   136,696        $   194,596
        Accrued interest                              13,228              --             --             175             13,403
        Accrued expenses                                  --          15,395          2,365          90,893            108,653
        Current portion of long term debt             51,800           1,021             --          15,547             68,368
                                                     -------        --------         ------        --------         ----------
                 Total current liabilities            65,028          73,804          2,877         243,311            385,020

Pension Liabilities & Other                               --           6,239             --          51,375             57,614
Deferred Tax Liabilities                                  --          12,054             --          47,377             59,431
Long Term Debt                                       806,650           1,496             --          43,862            852,008
                                                     -------        --------         ------        --------         ----------
        Total liabilities                            871,678          93,593          2,877         385,925          1,354,073

Commitments and Contingencies                             --              --             --              --                 --

Member's Equity:
        Member's equity                               42,277           7,458          9,374           4,231             63,340
        Accumulated other comprehensive income-
          cumulative translation adjustments              --               4             --          (2,441)            (2,437)
                                                     -------        --------         ------        --------         ----------

Member's Equity                                       42,277           7,462          9,374           1,790             60,903
                                                     -------        --------         ------        --------         ----------

Total Liabilities and Member's Equity               $913,955       $ 101,055     $   12,251     $   387,715        $ 1,414,976
                                                     =======        ========         ======        ========         ==========

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 1999
----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                  OTHER        GUARANTOR   NONGUARANTOR                 CONSOLIDATED
                                                   VENTURE       ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                   -------       -------     ------------  ------------   ------------      -----
ASSETS
------
CURRENT ASSETS:
        Cash and cash equivalents                 $     --      $  5,929     $     --      $   34,366     $       --    $    40,295
        Accounts receivable, net                        --       212,392           88         147,612             --        360,092
        Inventories                                     --        52,101           --         119,980             --        172,081
        Investments                                 19,522            --           --           6,353             --         25,875
        Prepaid and other current assets                --        10,451           --          39,964         (1,105)        49,310
                                                  --------      --------     --------      ----------     ----------    -----------
                 Total current assets               19,522       280,873           88         348,275         (1,105)       647,653


Property, Plant and Equipment, Net                      --       194,808           17         406,337             --        601,162
Intangible Assets, Net                                  --        51,082           --           8,316             --         59,398
Other Assets                                            --       519,444           --           4,513       (469,201)        54,756
Deferred Tax Assets                                     --        11,969           --           4,177             --         16,146
Net Investment in and advances to (from)
  subsidiaries & affiliates                        876,892      (891,013)      14,121              --             --             --
                                                  --------      --------     --------      ----------     ----------    -----------
Total Assets                                      $896,414      $167,163     $ 14,226      $  771,618     $ (470,306)   $ 1,379,115
                                                  ========      ========     ========      ==========     ==========    ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                          $     --      $ 67,161     $    844      $  135,118     $       --    $   203,123
        Accrued interest                             5,816            --           --           1,105         (1,105)         5,816
        Accrued expenses                                --        14,209        2,917          68,765             --         85,891
        Current portion of long term debt            5,102            --           --          11,787         (6,387)        10,502
                                                  --------      --------     --------      ----------     ----------    -----------
                 Total current liabilities          10,918        81,370        3,761         216,775         (7,492)       305,332

Pension Liabilities & Other                             --         5,647           --          28,529             --         34,176
Deferred Tax Liabilities                                --        11,784           --           8,075             --         19,859
Long Term Debt                                     871,249            --           --         496,103       (416,533)       950,819
                                                   -------      --------       ------        --------       --------     ----------
        Total liabilities                          882,167        98,801        3,761         749,482       (424,025)     1,310,186

Commitments and Contingencies                           --            --           --              --             --             --

Member's Equity:
        Member's equity                             14,247        69,099       10,465          44,927        (46,281)        92,457
        Accumulated other comprehensive income-
         minimum pension liability in excess
         of  unrecognized prior service cost,
         net of tax                                    --          (737)          --              --             --           (737)
        Accumulated other comprehensive income-
         cumulative translation adjustments            --            --           --         (22,791)            --        (22,791)
                                                  --------      --------     --------      ----------     ----------    -----------
Member's Equity                                     14,247        68,362       10,465          22,136        (46,281)        68,929
                                                  --------      --------     --------      ----------     ----------    -----------
Total Liabilities and Member's Equity             $896,414      $167,163     $ 14,226      $  771,618     $ (470,306)   $ 1,379,115
                                                  ========      ========     ========      ==========     ==========    ===========

       CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
       FOR THE SIX MONTHS ENDED JUNE 30, 2000
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)

                                                               OTHER     GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                 VENTURE      ISSUERS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                 -------      -------   ------------   ------------   ------------      -----
       NET SALES                               $      --     $ 353,392  $    82,978    $   644,012     $(116,676)   $  963,706
       COST OF PRODUCT SOLD                           --       308,230       81,730        558,713      (116,676)      831,997
                                               ---------     ---------  -----------    -----------     ---------     ---------
            GROSS PROFIT                              --        45,162        1,248         85,299            --       131,709

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                      --        27,416           --         46,248            --        73,664
       PAYMENTS TO BENEFICIARY IN LIEU
         OF TAXES                                  1,165            --           --             --            --         1,165
                                               ---------     ---------  -----------    -----------     ---------     ---------
            (LOSS) INCOME FROM OPERATIONS         (1,165)       17,746        1,248         39,051            --        56,880

       INTEREST EXPENSE                           45,832            --           --          4,583            --        50,415
       INTERCOMPANY INTEREST ALLOCATION          (45,832)       45,832      (13,013)        13,013            --            --
       OTHER (INCOME) EXPENSE                    (22,115)          583        1,543         18,025            --        (1,964)
                                               ---------     ---------  -----------    -----------     ---------     ---------
             INCOME (LOSS) BEFORE TAXES           20,950       (28,669)      12,718          3,430            --         8,429

       TAX BENEFIT                                    --            31           --          1,784            --         1,815
       MINORITY INTEREST                              --            --           --            480            --           480
                                               ---------     ---------  -----------    -----------     ---------     ---------
             NET INCOME (LOSS)                 $  20,950     $ (28,638) $    12,718    $     4,734     $      --     $   9,764
                                               =========     =========  ===========    ===========     =========     =========





       CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
       FOR THE THREE MONTHS ENDED JUNE 30, 2000
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)

                                                               OTHER     GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                 VENTURE      ISSUERS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                 -------      -------   ------------   ------------   ------------      -----
       NET SALES                               $      --     $ 165,325  $    40,502    $   328,524    $  (51,151)   $   483,200
       COST OF PRODUCT SOLD                           --       144,107       41,097        287,196       (51,151)       421,249
                                               ---------     ---------  -----------    -----------     ---------     ----------
             GROSS PROFIT                             --        21,218         (595)        41,328            --         61,951

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                      --        10,129           --         23,231            --         33,360
       PAYMENTS TO BENEFICIARY IN LIEU
         OF TAXES                                    600            --           --             --            --            600
                                               ---------     ---------  -----------    -----------     ---------     ----------
             (LOSS) INCOME FROM OPERATIONS          (600)       11,089         (595)        18,097            --         27,991

       INTEREST EXPENSE                           22,759            --                       1,995            --         24,754
       INTERCOMPANY INTEREST ALLOCATION          (22,759)       22,759       (6,065)         6,065            --             --
       OTHER (INCOME) EXPENSE                     (4,551)          123        1,138          1,541            --         (1,749)
                                               ---------     ---------  -----------    -----------     ---------     ----------
             INCOME (LOSS) BEFORE TAXES            3,951       (11,793)       4,332          8,496            --          4,986

       TAX  PROVISION (BENEFIT)                       --         1,595           --         (1,009)           --            586
       MINORITY INTEREST                              --            --           --            210            --            210
                                               ---------     ---------  -----------    -----------     ---------     ----------
             NET INCOME (LOSS)                 $   3,951     $ (13,388) $     4,332    $     9,295     $      --     $    4,190
                                               =========     =========  ===========    ===========     =========     ==========


       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
       FOR THE SIX MONTHS ENDED JUNE 30, 1999
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)

                                                                OTHER    GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                 VENTURE       ISSUERS  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                 -------       -------  ------------   ------------   ------------      -----

       NET SALES                               $      --     $ 252,179  $    76,238    $  111,378     $       --    $  439,795
       COST OF PRODUCT SOLD                           --       204,281       72,580       102,895             --       379,756
                                               ---------     ---------  -----------    -----------    -----------   -----------
             GROSS PROFIT                             --        47,898        3,658         8,483             --        60,039

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                      --        26,848           --         7,376             --        34,224
       PAYMENTS TO BENEFICIARY IN LIEU
         OF TAXES                                     77            --           --            --             --            77
                                               ---------     ---------  -----------    -----------     ----------    ----------
             (LOSS) INCOME FROM OPERATIONS           (77)       21,050        3,658         1,107             --        25,738

       INTEREST EXPENSE                           24,206           --            --         1,927         (1,105)       25,028
       INTERCOMPANY INTEREST ALLOCATION          (24,206)       24,206           --            --             --            --
       OTHER (INCOME) EXPENSE                    (19,893)       (1,356)          --           244          1,105       (19,900)
                                               ---------     ---------  -----------    -----------     ----------    ----------
       INCOME (LOSS) BEFORE TAXES                 19,816        (1,800)       3,658        (1,064)            --        20,610

       TAX PROVISION                                  --           144           --           261             --           405
       MINORITY INTEREST                              --            --           --            29             --            29
                                               ---------     ---------  -----------    -----------     ----------    ----------
             NET INCOME (LOSS) BEFORE
                  EXTRAORDINARY LOSS              19,816        (1,944)       3,658        (1,354)            --        20,176
                                               ---------     ---------  -----------    -----------     ----------    ----------
       EXTRAORDINARY LOSS ON EARLY
         EXTINGUISHMENT OF DEBT                    5,569            --           --            --             --         5,569
                                               ---------     ---------  -----------    -----------     ----------    ----------
             NET INCOME (LOSS)                 $  14,247     $  (1,944) $     3,658    $   (1,354)     $      --     $  14,607
                                               =========     =========  ===========    ===========     ==========    ==========






       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED JUNE 30, 1999
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)

                                                               OTHER     GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                 VENTURE      ISSUERS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                 -------      -------   ------------   ------------   ------------      -----

       NET SALES                               $     --      $ 123,982  $    38,443    $   111,378    $       --    $  273,803
       COST OF PRODUCT SOLD                          --        107,294       36,497        102,895            --       246,686
                                               ---------     ---------- ------------   ------------   -----------   -----------
             GROSS PROFIT                            --         16,688        1,946          8,483            --        27,117

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                     --         12,578           --          7,376            --        19,954
       PAYMENTS TO BENEFICIARY IN LIEU
         OF TAXES                                    77             --           --             --            --            77
                                               ---------     ---------- ------------   ------------    ----------    ----------
             (LOSS) INCOME FROM OPERATIONS          (77)         4,110        1,946          1,107            --         7,086

       INTEREST EXPENSE                          14,727             --           --          1,927        (1,105)       15,549
       INTERCOMPANY INTEREST ALLOCATION         (14,727)        14,727           --             --            --            --
       OTHER (INCOME) EXPENSE                   (19,893)        (1,356)          --            244         1,105       (19,900)
                                               ---------     ---------- ------------   ------------    ----------    ----------
       INCOME (LOSS) BEFORE TAXES                19,816         (9,261)       1,946         (1,064)           --        11,437

       TAX (BENEFIT) PROVISION                       --           (923)          --            261            --          (662)
       MINORITY INTEREST                             --             --           --             29            --            29
                                               ---------     ---------- ------------   ------------    ----------    ----------
             NET INCOME (LOSS) BEFORE
                  EXTRAORDINARY LOSS             19,816         (8,338)       1,946         (1,354)           --        12,070
                                               ---------     ---------- ------------   ------------    ----------    ----------
       EXTRAORDINARY LOSS ON EARLY
         EXTINGUISHMENT OF DEBT                   5,569             --           --             --            --         5,569
                                               ---------     ---------- ------------   ------------    ----------    ----------
               NET INCOME (LOSS)               $ 14,247      $  (8,338) $     1,946    $    (1,354)    $      --     $   6,501
                                               =========     ========== ============   ============    ==========    ==========



       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
       FOR THE SIX MONTHS ENDED JUNE 30, 2000
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)

                                                                     OTHER        GUARANTOR     NONGUARANTOR     CONSOLIDATED
                                                      VENTURE       ISSUERS     SUBSIDIARIES    SUBSIDIARIES        TOTAL
                                                      -------       -------     ------------    ------------        -----
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                       $  20,950    $  (28,638)    $   12,718      $    4,734       $    9,764
            Adjustments to reconcile net
              income to net cash provided
              by (used in) operating activities:
                Depreciation and amortization              --        23,272              2          23,738           47,012
                Unrealized loss on currency                --        23,926          2,348          20,468           46,742
                 exchange
                Loss from the disposal of                  --            --             --              22               22
                 fixed assets
                Change in accounts receivable              --       (15,918)            13         (24,950)         (40,855)
                Change in inventories                      --        (5,621)            --            (524)          (6,145)
                Change in prepaid and other                --        (9,197)          (310)          6,471           (3,036)
                 current assets
                Change in other assets                     --        (2,349)            --          23,085           20,736
                Change in accounts payable                 --          (941)           369          14,166           13,594
                Change in accrued expenses                251        (5,995)           780          16,057           11,093
                Change in pension liabilities              --           (11)            --          (2,839)          (2,850)
                 and other
                Change in deferred taxes                   --           (31)            --          (9,522)          (9,553)
                                                    ----------   -----------    -----------     -----------      -----------
                Net cash provided by (used             21,201       (21,503)        15,920          70,906           86,524
                  in) operating activities

       CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                           --       (13,334)            --         (28,105)         (41,439)
            Net activity in investments in and
                advances to (from) subsidiaries
                and affiliates                          8,321        35,395        (13,572)        (30,144)              --
            Proceeds from sale of fixed assets             --            --             --             172              172
            Unrealized gain on investments             (3,511)           --             --              --           (3,511)
                                                    ----------   -----------    -----------     -----------      -----------
            Net cash  provided  by (used in)            4,810        22,061        (13,572)        (58,077)         (44,778)
                investing activities

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net borrowings (repayments) under
                revolving credit facility              37,000            --             --              --           37,000
            Principal payments on debt                (63,011)           --             --          (8,959)         (71,970)
                                                    ----------   -----------    -----------     -----------      -----------
            Net cash used in financing                (26,011)           --             --          (8,959)         (34,970)
               activities

       Effect of exchange rate changes on
            cash and cash Equivalents                      --          (584)        (2,348)         (6,089)          (9,021)

                NET DECREASE IN CASH                       --           (26)            --          (2,219)          (2,245)

       CASH AT BEGINNING OF PERIOD                  $      --    $       26     $       --      $    7,366       $    7,392
                                                    ==========   ===========    ===========     ===========      ===========
       CASH AT END OF PERIOD                        $      --    $       --     $       --      $    5,147       $    5,147
                                                    ==========   ===========    ===========     ===========      ===========

       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
       FOR THE SIX MONTHS ENDED JUNE 30, 1999
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)

                                                                     OTHER        GUARANTOR     NONGUARANTOR     CONSOLIDATED
                                                      VENTURE       ISSUERS     SUBSIDIARIES    SUBSIDIARIES        TOTAL
                                                      -------       -------     ------------    ------------        -----
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                       $ 14,247     $  (1,944)     $   3,658       $ (1,354)        $   14,607
            Adjustments to reconcile net
            income to net
              cash provided by (used in)
            operating activities:
                Depreciation and amortization            --         21,538              2          4,491             26,031
                Net extraordinary loss on
                 early extinguishment of debt          5,569           --             --              --              5,569
                Change in accounts receivable            --        (22,609)            (3)        29,509              6,897
                Change in inventories                    --           (962)           --          (3,262)            (4,224)
                Change in perepaid and other current     --         (2,095)           --          (1,897)            (3,992)
                 assets
                Change in other assets                   --        (11,309)           --          (3,931)           (15,240)
                Change in accounts payable               --         15,812           (158)         4,679             20,333
                Change in accrued expenses            (7,571)        2,006            803          5,131                369
                Change in pension liabilities            --         (1,606)           --           3,067              1,461
                 and other Change in deferred taxes      --            214            --            (600)              (386)
                                                    --------     ---------      ----------      --------         ----------
               Net cash provided  by (used
                 in) operating activities             12,245          (955)        4,302          35,833             51,425

       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of subsidiaries, net of             --       (462,814)           --          18,802           (444,012)
             cash acquired
            Capital expenditures                         --         (8,040)           --          (5,137)           (13,177)
            Net activity in investments in
             and advances to (from)                 (474,454)      478,756          4,302)           --                  --
             subsidiaries and affiliates
            Unrealized gain on investments           (19,522)          --             --            (141)           (19,663)
                                                    ---------    ---------      ---------     -----------        ----------
            Net cash (used in) provided by          (493,976)        7,902         (4,302)         13,524          (476,852)
             investing activities

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net (repayments) borrowings under
             revolving credit facility               (58,500)          --            --            --               (58,500)
            Net borrowings on bank debt                --              --            --           5,806               5,806
            Net proceeds from issuance of debt       650,000           --            --            --               650,000
            Payment for early extinguishment         (82,788)          --            --            --               (82,788)
             of debt
            Debt issuance fees                       (26,981)          --            --            --               (26,981)
            Principal payments on debt                 --           (1,148)          --         (18,801)            (19,949)
                                                    --------     ---------      ---------    ------------       -----------
            Net cash provided by (used in)           481,731        (1,148)          --         (12,995)            467,588
             financing activities

       Effect of exchange rate changes on
        cash and cash Equivalents                      --              --            --          (1,996)             (1,996)


                NET INCREASE IN CASH                   --            5,799           --          34,366              40,165

       CASH AT BEGINNING OF PERIOD                  $  --          $   130      $    --     $      --            $      130
                                                    --------     ---------      --------     ------------       -----------
       CASH AT END OF PERIOD                        $  --          $ 5,929      $    --     $    34,366          $   40,295
                                                    ========     =========      ========      ===========       ===========


       1999 NOTES:

       The following condensed consolidating financial information presents:

       (1) Condensed consolidating financial statements as of June 30, 2000, December 31, 1999 and June 30, 1999 and for the three and six month period ended June 30, 2000 and June 30, 1999, of (a) Venture, the sole issuer of the 1999 Notes, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

       (2) Elimination entries necessary to consolidate Venture and the guarantor subsidiaries with the nonguarantor subsidiaries.



       CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
       AS OF JUNE 30, 2000
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)



                                                                        GUARANTOR     NONGUARANTOR      CONSOLIDATED
                                                           VENTURE     SUBSIDIARIES   SUBSIDIARIES         TOTAL
                                                           -------     ------------   ------------         -----
       ASSETS
       CURRENT ASSETS:
               Cash and cash equivalents                 $      --     $      --     $      5,147      $      5,147
               Accounts receivable, net                         --       204,810          147,378           352,188
               Inventories                                      --        54,557          106,208           160,765
               Investments                                  20,670            --              384            21,054
               Prepaid and other  current assets                --        30,207           26,375            56,582
                                                         ----------     ---------    -------------     -------------
                        Total current assets                20,670       289,574          285,492           595,736


        Property,  Plant  and  Equipment, Net                   --       191,089          353,769           544,858
        Intangible Assets, Net                                  --        49,195           94,154           143,349
        Other Assets                                            --        60,100           19,295            79,395
        Deferred Tax Asset                                      --        10,196           39,702            49,898
        Net Investment in and advances to (from)
         subsidiaries & affiliates                         888,684      (509,138)       (379,546)                --
                                                         ----------     ---------    -------------     -------------

       Total Assets                                      $ 909,354     $  91,016     $    412,866      $  1,413,236
                                                         ==========     =========    =============     =============

       LIABILITIES AND MEMBER'S EQUITY
       CURRENT LIABILITIES:
               Accounts payable                           $     --     $  57,329     $    150,862      $    208,191
               Accrued interest                             13,479            --              376            13,855
               Accrued expenses                                 --        12,554          106,741           119,295
               Current portion of long term debt            15,500           966           11,054            27,520
                                                          ----------     --------    -------------      ------------
                        Total current liabilities           28,979        70,849          269,033           368,861

       Pension Liabilities & Other                              --         6,228           48,536            54,764
       Deferred Tax Liabilities                                 --        11,687           58,334            70,021
       Long Term Debt                                      817,148         1,341           36,108           854,597
                                                         ----------     ---------    -------------      ------------
               Total liabilities                           846,127        90,105          412,011         1,348,243

       Member's Equity:
               Member's equity                              63,227           911            8,966            73,104
               Accumulated other comprehensive loss-
                cumulative translation  adjustment       $      --            --           (8,111)           (8,111)
                                                         ----------     ---------    -------------      ------------

       Member's Equity                                      63,227           911              855            64,993
                                                         ----------     ---------    -------------      ------------

       Total Liabilities and Member's Equity             $  909,354     $ 91,016      $   412,866       $ 1,413,236
                                                         ==========     =========    =============      ============

                                       18


       CONDENSED CONSOLIDATING BALANCE SHEET
       AS OF DECEMBER 31, 1999
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)



                                                                    GUARANTOR    NONGUARANTOR    CONSOLIDATED
                                                       VENTURE    SUBSIDIARIES   SUBSIDIARIES       TOTAL
                                                       -------    ------------   ------------       -----
       ASSETS
       CURRENT ASSETS:
               Cash and cash equivalents               $      --     $       26    $     7,366    $    7,392
               Accounts receivable, net                       --        188,916        122,428       311,344
               Inventories                                    --         48,936        105,684       154,620
               Investments                                40,501             --             --        40,501
               Prepaid and other current assets               --         20,051         33,810        53,861
                                                        --------      ---------     ----------     ---------
                        Total current assets              40,501        257,929        269,288       567,718

       Property, Plant and Equipment, Net                     --        193,214        369,624       562,838
       Intangible Assets, Net                                 --         50,140        121,950       172,090
       Other Assets                                           --         64,620         17,884        82,504
       Deferred Tax Assets                                    --         11,711         18,115        29,826
       Net  Investment in and advances to (from)
         subsidiaries & affiliates                       873,454       (464,308)      (409,146)           --
                                                        --------      ---------     ----------     ---------

       Total Assets                                    $ 913,955     $  113,306    $   387,715    $1,414,976
                                                        ========      =========     ==========     =========

       LIABILITIES AND MEMBER'S EQUITY
       -------------------------------
       CURRENT LIABILITIES:
               Accounts payable                        $      --     $   57,900    $   136,696    $  194,596
               Accrued interest                           13,228             --            175        13,403
               Accrued expenses                               --         17,760         90,893       108,653
               Current portion of long
                 term debt                                51,800          1,021         15,547        68,368
                                                        --------      ---------     ----------     ---------
                        Total current
                         liabilities                      65,028         76,681        243,311       385,020

       Pension Liabilities & Other                            --          6,239         51,375        57,614
       Deferred Tax Liabilities                               --         12,054         47,377        59,431
       Long Term Debt                                    806,650          1,496         43,862       852,008
                                                        --------      ---------     ----------     ---------
               Total liabilities                         871,678         96,470        385,925     1,354,073


       Commitments and Contingencies                          --             --             --            --

       Member's Equity:
               Member's equity                            42,277         16,832          4,231        63,340
               Accumulated other
                 comprehensive income-
                 cumulative translation
                 adjustments                                  --              4         (2,441)       (2,437)
                                                        --------      ---------     ----------     ---------

       Member's Equity                                    42,277         16,836          1,790        60,903
                                                        --------      ---------     ----------     ---------

       Total Liabilities and Member's Equity           $ 913,955     $  113,306    $   387,715     1,414,976
                                                        ========      =========     ==========     =========


       CONDENSED CONSOLIDATING BALANCE SHEET
       -------------------------------------------------------------------------
       AS OF JUNE 30, 1999
       (DOLLARS IN THOUSANDS)


                                                                     GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                        VENTURE     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                        -------     ------------   ------------   ------------      -----
       ASSETS
       CURRENT ASSETS:
               Cash and cash equivalents             $       --   $     5,929     $   34,366     $     --        $   40,295
               Accounts receivable, net                      --       212,480        147,612           --           360,092
               Inventories                                   --        52,101        119,980           --           172,081
               Investments                               19,522            --          6,353           --            25,875
               Prepaid and other current assets              --        10,451         39,964      (1,105)            49,310
                                                      ----------     ---------    -----------    ---------        ----------
                      Total current assets               19,522       280,961        348,275      (1,105)           647,653

       Property, Plant and Equipment, Net                    --       194,825        406,337           --           601,162
       Intangible Assets, Net                                --        51,082          8,316           --            59,398
       Other Assets                                          --       519,444          4,513    (469,201)            54,756
       Deferred Tax Assets                                   --        11,969          4,177           --            16,146
       Net Investment in and advances to (from)
         subsidiaries & affiliates                      876,892      (876,892)            --           --                --
                                                      ----------     ---------    -----------    ---------        ----------
       Total Assets                                  $  896,414   $   181,389     $  771,618   $(470,306)       $ 1,379,115
                                                      ==========     =========    ===========    =========        ==========

       LIABILITIES AND MEMBER'S EQUITY
       CURRENT LIABILITIES:
               Accounts payable                      $       --   $    68,005     $  135,118     $     --        $  203,123
               Accrued interest                           5,816            --          1,105      (1,105)             5,816
               Accrued expenses                              --        17,126         68,765           --            85,891
               Current  portion of long
                  term debt                               5,102            --         11,787      (6,387)            10,502
                                                      ----------     ---------    -----------    ---------        ----------
                    Total current liabilities            10,918        85,131        216,775      (7,492)           305,332

       Pension Liabilities & Other                           --         5,647         28,529           --            34,176
       Deferred Tax Liabilities                              --        11,784          8,075           --            19,859
       Long Term Debt                                   871,249            --        496,103    (416,533)           950,819
                                                      ----------     ---------    -----------    ---------        ----------
               Total liabilities                        882,167       102,562        749,482    (424,025)         1,310,186

       Commitments and Contingencies                         --            --             --           --                --

       Member's Equity:
               Member's equity                           14,247        79,564         44,927     (46,281)            92,457
               Accumulated other comprehensive income-
                minimum pension liability in excess of
                unrecognized prior                           --         (737)             --           --             (737)
                service cost, net of tax
               Accumulated other comprehensive income-
                cumulative translation adjustments           --            --       (22,791)           --          (22,791)
                                                      ----------     ---------    -----------    ---------        ----------
       Member's Equity                                   14,247        78,827         22,136     (46,281)            68,929
                                                      ----------     ---------    -----------    ---------        ----------
       Total Liabilities and Member's Equity         $  896,414   $   181,389     $  771,618   $(470,306)       $ 1,379,115
                                                      ==========     =========    ===========    =========        ==========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)




                                                         GUARANTOR   NONGUARANTOR                   CONSOLIDATED
                                           VENTURE     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS       TOTAL
                                           -------     ------------  ------------   ------------       -----
   NET SALES                            $         --  $    436,370   $    644,012   $ (116,676)     $   963,706
   COST OF PRODUCT SOLD                           --       389,960        558,713     (116,676)         831,997
                                           ----------  ------------  -------------   ----------      -----------
     GROSS PROFIT                                 --        46,410         85,299           --          131,709
   SELLING, GENERAL & ADMINISTRATIVE
      EXPENSE                                     --        27,416         46,248           --           73,664
   PAYMENTS TO BENEFICIARY IN LIEU OF
      TAXES                                    1,165            --             --           --            1,165
                                           ----------  ------------  -------------  -----------      -----------
     (LOSS) INCOME FROM OPERATIONS           (1,165)        18,994         39,051           --           56,880

   INTEREST EXPENSE                           45,832            --          4,583           --           50,415
   INTERCOMPANY INTEREST ALLOCATION         (45,832)        32,819         13,013           --               --
   OTHER (INCOME) EXPENSE                   (22,115)         2,126         18,025           --          (1,964)
                                           ----------  ------------  -------------  -----------      -----------
          INCOME (LOSS) BEFORE TAXES          20,950      (15,951)          3,430           --            8,429

   TAX  BENEFIT                                   --            31          1,784           --            1,815
   MINORITY INTEREST                              --            --            480           --              480
                                           ----------  ------------  -------------  -----------      -----------
           NET INCOME (LOSS)            $     20,950  $   (15,920)  $       4,734  $        --     $      9,764
                                           ==========  ============  =============  ===========      ===========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                         GUARANTOR   NONGUARANTOR                   CONSOLIDATED
                                           VENTURE     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS       TOTAL
                                           -------     ------------  ------------   ------------       -----
   NET SALES                            $         --  $    205,827  $     328,524   $  (51,151)  $   483,200
   COST OF PRODUCT SOLD                           --       185,204        287,196      (51,151)      421,249
                                           ----------  ------------  ------------    -----------  -----------
        GROSS PROFIT                              --        20,623         41,328           --        61,951

   SELLING, GENERAL & ADMINISTRATIVE
     EXPENSE                                      --        10,129         23,231           --        33,360
   PAYMENTS  TO  BENEFICIARY  IN  LIEU
   OF TAXES                                      600            --             --           --           600
                                           ----------  ------------ -------------   ------------  -----------
         (LOSS) INCOME FROM OPERATIONS         (600)        10,494         18,097           --        27,991

   INTEREST EXPENSE                           22,759            --          1,995           --        24,754
   INTERCOMPANY INTEREST ALLOCATION         (22,759)        16,694          6,065           --            --
   OTHER (INCOME) EXPENSE                    (4,551)         1,261          1,541           --       (1,749)
                                           ----------  ------------ -------------   ------------  -----------
       INCOME (LOSS) BEFORE TAXES              3,951       (7,461)          8,496           --         4,986

TAX  PROVISION (BENEFIT)                          --         1,595        (1,009)           --           586
MINORITY INTEREST                                 --            --            210           --           210
                                          ----------   -----------  -------------   -----------  ------------
       NET INCOME (LOSS)                 $    3,951   $   (9,056)  $        9,295  $        --  $      4,190
                                          ==========   ===========  =============   ===========  ============


CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 1999
----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                        GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                          VENTURE     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                          -------     ------------  -------------   ------------      -----
NET SALES                            $         --   $    328,417   $     111,378   $       --    $    439,795
COST OF PRODUCT SOLD                           --        276,861         102,895           --         379,756
                                        ----------   ------------   ------------    -----------    -----------
     GROSS PROFIT                              --         51,556           8,483           --          60,039

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                      --         26,848           7,376           --          34,224
PAYMENTS  TO  BENEFICIARY  IN  LIEU OF
OF TAXES                                       77             --              --           --              77
                                        ----------   ------------  -------------   ------------   ------------
      (LOSS) INCOME FROM OPERATIONS          (77)         24,708           1,107           --          25,738

INTEREST EXPENSE                           24,206             --           1,927       (1,105)         25,028
INTERCOMPANY INTEREST ALLOCATION         (24,206)         24,206              --           --              --
OTHER (INCOME) EXPENSE                   (19,893)        (1,356)             244        1,105         (19,900)
                                        ----------   ------------  -------------   ------------   ------------
 INCOME (LOSS) BEFORE TAXES                19,816          1,858          (1,064)          --          20,610

TAX  PROVISION                                 --            144             261           --             405
MINORITY INTEREST                              --             --              29           --              29
                                        ----------   ------------  -------------   ------------   ------------
      NET INCOME (LOSS) BEFORE              19,816          1,714         (1,354)          --          20,176
           EXTRAORDINARY LOSS
                                        ----------   ------------  -------------   ------------   ------------
EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT                    5,569             --              --           --           5,569
                                        ----------   ------------  -------------   ------------   ------------
           NET INCOME (LOSS)            $  14,247   $      1,714  $       (1,354)   $      --     $    14,607
                                         =========   ============  =============   ============   ============





CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 1999
----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                        GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                          VENTURE     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     TOTAL
                                          -------     ------------   -------------   ------------     -----
NET SALES                             $        --    $  162,425    $    111,378     $        --      $  273,803
COST OF PRODUCT SOLD                           --       143,791         102,895              --         246,686
                                          --------     ---------      ----------      ---------       ---------
     GROSS PROFIT                              --        18,634           8,483              --          27,117

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                      --        12,578           7,376              --          19,954
PAYMENTS TO BENEFICIARY IN LIEU
  OF TAXES                                     77            --              --              --              77
                                          --------     ---------      ----------      ---------       ---------
      (LOSS) INCOME FROM OPERATIONS           (77)        6,056           1,107              --           7,086

INTEREST EXPENSE                           14,727            --           1,927          (1,105)         15,549
INTERCOMPANY INTEREST ALLOCATION          (14,727)       14,727              --              --              --
OTHER (INCOME) EXPENSE                    (19,893)       (1,356)            244           1,105         (19,900)
                                          --------     ---------      ----------      ---------       ---------
 INCOME (LOSS) BEFORE TAXES                19,816        (7,315)         (1,064)             --          11,437

TAX  (BENEFIT) PROVISION                       --          (923)            261              --            (662)
MINORITY INTEREST                              --            --              29              --              29
                                          --------     ---------      ----------      ---------       ---------
      NET INCOME (LOSS) BEFORE
       EXTRAORDINARY LOSS                  19,816        (6,392)         (1,354)             --          12,070
                                          --------     ---------      ----------      ---------       ---------
 EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT                   5,569            --              --              --           5,569
                                          --------     ---------      ----------      ---------       ---------
         NET INCOME (LOSS)             $   14,247     $  (6,392)    $    (1,354)     $       --      $    6,501
                                          ========    ==========     ===========     ==========       =========



                                       22

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                        GUARANTOR    NONGUARANTOR  CONSOLIDATED
                                           VENTURE     SUBSIDIARIES  SUBSIDIARIES      TOTAL
                                           --------    ------------  ------------      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                     $ 20,950      $ (15,920)   $    4,734    $   5,879
     Adjustments to reconcile net
     income to net
       cash   provided   by  (used  in)
       operating activities:
         Depreciation and amortization           --         23,274        23,738       47,012
         Unrealized  loss  on  currency          --         26,274        20,468       46,742
           exchange
         Loss from the disposal of               --             --            22           22
           fixed assets
         Change in accounts receivable           --        (15,905)      (24,950)     (40,855)
         Change in inventories                   --         (5,621)         (524)      (6,145)
         Change  in  prepaid  and other          --         (9,507)        6,471       (3,036)
         current assets
         Change in other assets                  --         (2,349)       23,085       20,736
         Change in accounts payable              --           (572)       14,166       13,594
         Change in accrued expenses             251         (5,215)       16,057       11,093
         Change in pension  liabilities          --            (11)       (2,839)      (2,850)
           and other
         Change in deferred taxes                --            (31)       (9,522)      (9,553)
                                           --------      ---------    ----------    ---------
         Net cash provided by (used
           in) operating activities          21,201         (5,583)       70,906       86,524

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                        --        (13,334)      (28,105)     (41,439)
     Net activity in investments in
       and advances to (from)                 8,321         21,823       (30,144)          --
       subsidiaries and affiliates
     Proceeds from sale of fixed assets          --             --           172          172
     Unrealized gain on investments          (3,511)            --            --       (3,511)
                                           --------      ---------    ----------    ---------
     Net cash provided by (used in)           4,810          8,489       (58,077)     (44,778)
     investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings  (repayments) under
     revolving credit facility               37,000             --            --       37,000
    Principal payments on debt              (63,011)            --        (8,959)     (71,970)
                                           --------      ---------    ----------    ----------
     Net cash used in financing             (26,011)            --        (8,959)     (34,970)
        activities

Effect  of  exchange  rate  changes  on
  cash and cash                                  --         (2,932)       (6,089)      (9,021)
  Equivalents
         NET DECREASE IN CASH                    --            (26)       (2,219)      (2,245)

CASH AT BEGINNING OF PERIOD                $     --      $      26    $    7,366    $   7,392
                                           --------      ---------    ----------    ---------
CASH AT END OF PERIOD                      $     --      $      --    $    5,147    $   5,147
                                           ========      =========    ==========    =========


  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  ------------------------------------------------------------------------------
  FOR THE SIX MONTHS ENDED JUNE 30, 1999
  (DOLLARS IN THOUSANDS)




                                                          GUARANTOR    NONGUARANTOR   CONSOLIDATED
                                             VENTURE    SUBSIDIARIES   SUBSIDIARIES      TOTAL
                                             -------    ------------   ------------      -----
  CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                   $ 14,247     $   1,714     $   (1,354)    $   14,607
        Adjustments to reconcile net
         income to net cash provided by
         (used in) operating activities:
            Depreciation and amortization         --        21,540          4,491         26,031
            Net extraordinary loss on
             early extinguishment of debt      5,569            --             --          5,569
            Change in accounts receivable         --       (22,612)        29,509          6,897
            Change in inventories                 --          (962)        (3,262)        (4,224)
            Change in prepaid and other
             current assets                       --        (2,095)        (1,897)        (3,992)
            Change in other assets                --       (11,309)        (3,931)       (15,240)
            Change in accounts payable            --        15,654          4,679         20,333
            Change in accrued expenses        (7,571)        2,809          5,131            369
            Change in pension liabilities
             and other                            --        (1,606)         3,067          1,461
            Change in deferred taxes              --           214           (600)          (386)
                                            --------     ---------     ----------     ----------
            Net cash provided by
            operating activities              12,245         3,347         35,833         51,425

  CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of subsidiaries, net of
         cash acquired                            --      (462,814)        18,802       (444,012)
        Capital expenditures                      --        (8,040)        (5,137)       (13,177)
        Net activity in investments in
         and advances to (from)
          subsidiaries and affiliates       (474,454)      474,454             --             --
        Unrealized gain on investments       (19,522)           --           (141)       (19,663)
                                            --------     ---------     ----------     ----------
        Net cash (used in) provided by
         investing activities               (493,976)        3,600         13,524       (476,852)

  CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (repayments) borrowings under
         revolving credit facility           (58,500)           --             --        (58,500)
        Net borrowings on bank debt               --            --          5,806          5,806
        Net proceeds from issuance of debt   650,000            --             --        650,000
        Payment for early extinguishment
         of debt                             (82,788)           --             --        (82,788)
        Debt issuance fees                   (26,981)           --             --        (26,981)
        Principal payments on debt                --        (1,148)       (18,801)       (19,949)
                                            --------     ---------     ----------      ---------
        Net cash provided by (used in)
        financing activities                 481,731        (1,148)       (12,995)       467,588

   Effect of exchange rate changes on
   cash and cash Equivalents                      --            --        (1,996)         (1,996)

            NET INCREASE IN CASH                  --         5,799         34,366         40,165

  CASH AT BEGINNING OF PERIOD               $     --     $     130     $       --      $     130
                                            --------     ---------     ----------      ---------
  CASH AT END OF PERIOD                     $     --     $   5,929     $   34,366      $  40,295
                                            ========     =========     ==========      =========

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



                                                            Three months ended           Six months ended
                                                                 June 30,                    June 30,
                                                            2000          1999           2000          1999
                                                            ----          ----           ----          ----
  Net sales                                                100.0 %        100.0 %       100.0 %      100.0 %
  Cost of products sold                                     87.2           90.1          86.3         86.3
                                                         --------     ----------    ----------      -------
  Gross profit                                              12.8            9.9          13.7         13.7
  Selling, general and administrative expense                6.9            7.3           7.7          7.8
  Payments to beneficiary in lieu of taxes                   0.1            0.0           0.1          0.0
                                                         --------     ----------    ----------      -------
  Income from operations                                     5.8            2.6           5.9          5.9
  Interest expense                                           5.1            5.7           5.2          5.7
  Other income                                               0.4            7.3           0.2          4.5
                                                         --------     ----------    ----------      -------
  Income before taxes                                        1.1            4.2           0.9          4.7
  Tax provision (benefit)                                    0.1           (0.2)         (0.2)         0.1
  Minority interest                                          0.0            0.0           0.1          0.0
                                                         --------     ----------    ----------      -------
  Net income before extraordinary loss                       1.0            4.4           1.0          4.6
  Extraordinary loss on early extinguishment of debt         0.0            2.0           0.0          1.3
                                                         --------     ----------    ----------      -------
  Net income                                                 1.0 %          2.4           1.0 %        3.3 %
                                                         ========     ==========    ==========      =======




  THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

  NET SALES. Net sales for the second quarter of 2000 increased $209.4 million, or 76.5%, from the second quarter of 1999. This increase was due to the addition of Peguform's sales of $326.9 million for the second quarter of 2000 compared to one month of sales, or $111.4 million, for the second quarter of 1999. Domestically, sales decreased $6.1 million, or 3.8%, due primarily to lower tooling sales as compared to the comparable period in the prior year.

  GROSS PROFIT. Gross profit for the second quarter of 2000 increased $34.8 million to $62.0 million compared to $27.1 million for the second quarter of 1999. As a percentage of net sales, gross profit increased to 12.8% for the second quarter of 2000 from 9.9% for the second quarter of 1999. The increase was largely due to an improvement in Peguform's gross profit margin to 12.5% in the second quarter 2000, from 7.6% in the second quarter of 1999. The increase in gross profit margin for Peguform is primarily attributable to increased manufacturing productivity as compared to the prior year. Domestically, there was an increase in the gross profit margin to 13.5%, from a gross profit margin of 11.5% in the second quarter of 1999. The domestic gross profit margin was lower in the second quarter of 1999 due to a $3.0 million retroactive sales price adjustment. The Company has now realized productivity gains to offset the price reductions.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the second quarter of 2000 increased $13.4 million, or 67.2%, to $33.4 million compared to $20.0 million for the first quarter of 1999 primarily due to the addition of Peguform's selling, general and administrative expense during the second quarter of 2000 compared to Peguform's selling, general and administrative expense for only the month of June during 1999. As a percentage of net sales, selling, general and administrative expense decreased to 6.9% for the second quarter of 2000 as compared to 7.3% for the second quarter of 1999. The decrease is primarily attributable to the impact of Peguform's lower selling, general and administrative expense as a percentage of net sales, relative to Venture's, being included in the operating results for the entire second quarter in 2000 as opposed to one month during the second quarter of 1999.

       INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the second quarter of 2000 increased $20.9 million, or 295.0%, to $28.0 million, compared to income from operations of $7.1 million for the second quarter of 1999. As a percentage of net sales, income from operations increased to 5.8% for the second quarter of 2000 from 2.6% for the second quarter of 1999.

       INTEREST EXPENSE. Second quarter interest expense increased $9.2 million, or 59.2%, to $24.8 million in 2000 as compared to interest expense of $15.5 million in 1999. The increase is the result of the increased debt associated with the acquisition of Peguform.

       OTHER INCOME. Other income for the second quarter of 2000 is primarily composed of $4.0 million non-cash, mark-to-market adjustments on various interest rate swap agreements; $1.6 million non-cash, mark-to-market adjustments on a foreign exchange collar; and $1.4 million of interest income offset by $5.3 million of unrealized currency exchange losses. The interest rate swap agreements were entered into during the second quarter of 1999 to economically hedge a portion of the Company's exposure to interest rate risk associated with the debt incurred related to the Peguform Acquisition. During the first quarter of 2000, the Company terminated the three cross-currency swap agreements that were a part of the overall cross-currency interest rate swap agreements and entered into a foreign exchange collar. The foreign exchange collar had an estimated fair market value of $3.8 million at June 30, 2000 which was recorded as an investment on the balance sheet. See Note 5 of Notes to Consolidated Financial Statements.

       Other income during the second quarter of 1999 was primarily composed of $19.5 million non-cash, mark-to-market adjustments on various currency and interest rate swaps entered into during the second quarter of 1999 to economically hedge the Company's exposure to foreign exchange and interest rate risk associated with the Peguform Acquisition. These cross currency and interest rate swaps served to reduce the overall cost of capital of the Company, while also providing an economic hedge to fluctuations in foreign exchange rates.

       TAX PROVISION (BENEFIT). The tax provision of $0.6 million for the quarter ended June 30, 2000 is primarily the result of the Company's European operations which generated taxable income for the respective period. The tax benefit of $0.7 million for the second quarter of 1999 was composed of a tax benefit of $0.9 million relating to Venture Holdings Corporation offset by a tax provision of $0.2 million for the Peguform operations.

       EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. In connection with the issuance of the 1999 Notes, the Company redeemed its 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest which resulted in an extraordinary loss of $5.6 million ($3.8 million prepayment penalty plus unamortized deferred financing costs of $1.8 million) for the three months ended June 30, 1999.

       NET INCOME. Due to the foregoing, the net income for the second quarter of 2000 decreased to $4.2 million compared to net income of $6.5 million for the second quarter of 1999.

       SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

       NET SALES. Net sales for the first six months of 2000 increased $523.9 million, or 119.1%, from the first six months of 1999. This increase was largely due to the addition of Peguform's sales during the first six months of 2000 compared to Peguform's sales for only the month of June during 1999. Domestically, sales decreased $2.3 million, or 0.7%, due primarily to lower tooling sales as compared to the comparable period in the prior year.

       GROSS PROFIT. Gross profit for the first six months of 2000 increased $71.7 million to $131.7 million compared to $60.0 million for the first six months of 1999. As a percentage of net sales, gross profit was comparable with the prior year.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the first six months of 2000 increased $39.4 million, or 115.2%, to $73.7 million compared to $34.2 million for the first six months of 1999. As a percentage of net sales, selling, general and administrative expense decreased to 7.7% for the first six months of 2000 as compared to 7.8% for the first six months of 1999. The decrease is attributable to the impact of Peguform's lower selling, general and administrative expense as a percentage of net sales, relative to Venture's, being included in the operating results for the first six months of 2000.

       INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the first six months of 2000 increased $31.1 million, or 121.0%, to $56.9 million, compared to $25.7 million for the first six months of 1999. As a percentage of net sales, income from operations remained consistent from the first six months of 2000 compared to the first six months of 1999.

       INTEREST EXPENSE. Interest expense for the first six months of 2000 increased $25.4 million, or 101.4%, to $50.4 million in 2000 as compared to $25.0 million for the first six months of 1999. The increase is the result of the increased debt associated with the Peguform Acquisition offset by a reduced overall cost of capital under the new capital structure, after consideration of interest rate swaps.

       OTHER INCOME. Other income for the first six months of 2000 is composed of $41.6 million of realized gains and $23.6 million of unrealized losses on portions of the cross-currency interest rate swap agreements entered into during the second quarter of 1999 to economically hedge a portion of the Company's exposure to foreign exchange and interest rate risk associated with the Peguform Acquisition. During the first quarter, the Company terminated the three cross-currency swap agreements that were a part of the cross-currency overall interest rate swap agreements and entered into a foreign exchange collar. The foreign exchange collar had an estimated fair market value of $3.8 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $3.8 million being recorded in other income for the first six months of 2000. See Note 5 of Notes to Consolidated Financial Statements. Other income was also comprised of unrealized currency losses of $23.2 million which were offset, in part, by interest income of $2.3 million and realized currency gains of $1.6 million.

       For the first six months of 1999, other income was primarily composed of $19.5 million non-cash, mark-to-market adjustments on various currency and interest rate swaps entered into during the second quarter of 1999 to economically hedge the Company's exposure to foreign exchange and interest rate risk associated with the Peguform Acquisition. These cross currency and interest rate swaps served to reduce the overall cost of capital of the Company, while also providing an economic hedge to fluctuations in foreign exchange rates.

       TAX PROVISION (BENEFIT). The tax benefit of $1.8 million for the six months ended June 30, 2000 is primarily the result of the Company's European operations which generated taxable loss for the respective period. The tax provision of $0.4 million for the second quarter of 1999 was composed of a tax provision of $0.1 million relating to Venture Holdings Corporation and a tax provision of $0.3 million for the Peguform operations.

       EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. In connection with the issuance of the 1999 Notes, the Company redeemed its 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest which resulted in an extraordinary loss of $5.6 million ($3.8 million prepayment penalty plus unamortized deferred financing costs of $1.8 million) for the six months ended June 30, 1999.

       NET INCOME. Due to the foregoing, net income for the first six months of 2000 decreased $4.8 million to $9.8 million compared to $14.6 million for the first six months of 1999.


       LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

       The Company's consolidated working capital was $226.9 million at June 30, 2000, compared to $342.3 million at June 30, 1999, a decrease of $115.4 million. The Company's working capital ratio decreased to 1.62x at June 30, 2000 from 2.12x at June 30, 1999. The decrease is due to (1) an increase in current liabilities, primarily accrued expenses and current portion of long term debt, and (2) a decrease in current assets, primarily cash and cash equivalents and inventories. Net cash provided by operating activities was $86.5 million for the year ended June 30, 2000 compared to $51.4 million for the six months ended June 30, 1999. The increase in cash provided by operations is largely due to a realized $42 million gain on the termination of cross-currency swap agreements.

       Capital expenditures were $41.4 million for the six months ended June 30, 2000 compared to $13.2 million for the same period in 1999. The Company continues to upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment.

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

       In August 1999, the Company was awarded a letter of intent for a significant new program for one of its major customers (the "New Program") with projected annual revenues of approximately $175 million and production scheduled to start and ramp up in late 2001. As a result of this award, the Company may be required to make capital expenditures in the range of $30.0 to $60.0 million payable over the next several years in addition to its normal capital expenditures. The size and scope of the expenditures associated with the New Program are still being defined.

       Net cash used in financing activities was $35.0 million for the six months ended June 30, 2000 compared to net cash provided by financing activities of $467.6 million for the same period in 1999. The fluctuation primarily relates to the refinancing of certain existing debt and the issuance of new debt to make the Peguform acquisition during the second quarter of 1999 and the payments made during the six months ended June 30, 2000 to reduce outstanding borrowings.

       On May 27, 1999, in connection with the Peguform Acquisition, the Company entered into a new credit agreement, which was amended on June 4, 1999 and on June 29, 2000 (the "credit agreement"). The credit agreement provides for borrowings of (1) up to $175 million under a revolving credit facility, which, in addition to those matters described below, is used for working capital and general corporate purposes; (2) $75 million under a five-year term loan A; (3) $200 million under a six-year term loan B; and (4) $125 million under an 18-month interim term loan. In March 2000, the Company applied a prepayment of $42 million to the 18-month interim term loan. In July 2000, the Company applied additional $8 million and $2 million prepayments to the 18-month interim term loan, reducing the principal balance to $73 million. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

       The credit agreement was amended for several purposes. First, the requirement that the Company issue $125 million of securities that rank pari passu in right of payment with, or are junior to, the Company's 12% senior subordinated notes due 2009 was extended from November 27,

       2000 to March 31, 2002. Second, the credit agreement was amended to allow for a $100 million non-recourse factoring program. Third, certain restrictive covenants were amended to provide the Company with additional flexibility in its stipulated financial ratios.

       The 18-month interim term loan matures on November 27, 2000. The Company intends to refinance the remaining principal balance of the 18-month interim term loan and has the ability to use proceeds under the revolving credit facility to do so.

       The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175.0 million less the amount of any letters of credit issued against the credit agreement. At June 30, 2000 the Company had $27 million outstanding with $148 million still available under the revolving credit facility. The credit agreement and documents governing the Company's $205 million in principal amount of 9 1/2% senior notes due 2005, $125 million in principal amount of 11% senior notes due 2007 and $125 million in principal amount of 12% senior subordinated notes due 2009 contain various covenants. As of June 30, 2000, the Company was in compliance with all such covenants.

       Obligations under the credit agreement are jointly and severally guaranteed by the Company's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of the Company and its domestic subsidiaries. The credit agreement became effective May 27, 1999, contemporaneously with the completion of the Peguform Acquisition.

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

       In March 2000, the Company terminated its cross-currency swap agreements within each of its three original cross-currency interest rate swap agreements and realized a cash gain of $42.0 million. The entire cash proceeds were applied as a prepayment of the Company's $125 million 18-month interim term loan. At December 31, 1999, these financial instruments had an estimated fair market value of $27.1 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $27.1 million being recorded in other income. Accordingly, as a result of the termination of the cross-currency swap agreements, the net impact on earnings for the six months ended June 30, 2000 is an increase in other income of $14.9 million, which is comprised of a realized gain of $42.0 million, offset by an unrealized loss of $27.1 million. For the six months ended June 30, 1999, the non-cash change in fair market value of the cross-currency swap agreements resulted in $17.5 million of other income.

       The cross-currency swap agreements were replaced with a twelve-month foreign exchange collar. The collar is designed to reduce the economic risk to the Company of Euro to US dollar exchange movements. The notional amount is 500,000,000 Euros. The estimated fair market value of this financial instrument is $3.8 million, and is recorded as an investment on the balance sheet as of June 30, 2000. The corresponding $1.6 million and $3.8 million non-cash change in estimated fair market value is recorded in other income for three and six months ended June 30, 2000, respectively. During July 2000, the Company terminated the put side of its foreign currency exchange collar and received $10.9 million. The Company used $2.7 million of the proceeds to purchase a replacement put to protect against any large devaluations in the Euro to US dollar exchange rate. The notional amount of the replacement put is 400,000,000 Euros. The Company applied $8.0 million of the net cash proceeds as a prepayment of the 18-month interim term loan. See Note 4 of Notes to Consolidated Financial Statements.

       One of the interest rate swap agreements within each of the original cross-currency interest rate swap agreements is accounted for using settlement accounting. The cash flows from these interest rate swap agreements are accounted for as adjustments to interest expense. For the six months ended June 30, 2000, these interest rate swap agreements resulted in an increase to interest expense of $0.5 million. For the six months ended June 30, 1999, these interest rate swap agreements resulted in a decrease to interest expense $0.1 million. During July 2000, the Company paid $14.9 million to terminate these financial instruments. This amount will be capitalized and amortized into interest expense over the terms of the original interest rate swap agreements.

       The other interest rate swap agreements within each of the original cross-currency interest rate swap agreements do not meet all the criteria for settlement accounting under generally accepted accounting principles. The cash flows from these interest rate swap agreements are included in other income. The estimated fair market value of these financial instruments of $16.9 million is recorded as an investment on the balance sheet as of June 30, 2000. The corresponding $3.5 million non-cash change in estimated fair market value is recorded in other income for the six months ended June 30, 2000. For the six months ended June 30, 1999, the non-cash change in estimated fair market value of these financial instruments of $2.0 million was recorded as other income. During July 2000, the Company terminated these financial instruments and realized a cash gain of $16.9 million plus interest income of $0.1 million. Accordingly, during the third quarter of 2000, the $16.9 million realized gain will be offset by a corresponding unrealized loss of $16.9 million.

       During July 2000, the Company applied $2.0 million of the net cash proceeds from the terminations of the interest rate swap agreements as an additional prepayment of the 18-month interim term loan. See Note 4 of Notes to Consolidated Financial Statements.

       The Company has also entered into interest rate swap agreements with a notional value of $55 million to mitigate the risk associated with changing interest rates on certain floating rate debt. These interest rate swap agreements are accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $0.2 million and $0.5 million of additional interest expense for the six months ended June 30, 2000 and 1999, respectively.

       The Company believes that its existing cash balances, operating cash flow, borrowings under its bank credit facility and other short term arrangements will be sufficient to fund working capital needs and normal capital expenditures required for the operation of its existing business through the end of 2001. As the scope of the New Program, defined above, is further defined, the Company may seek new or amended credit arrangements to fund these capital expenditures and working capital requirements.

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

       The Task Force concluded that the provisions of this consensus may be applied prospectively for costs incurred after December 31, 1999. At June 30, 2000, other assets includes approximately $16.9 million of design and development costs for which customer reimbursement is anticipated but not contractually guaranteed. These costs will continue to be amortized over the future periods as they are reimbursed by the Company's customers. The Company has adopted the provisions of this consensus by expensing all design and development costs incurred after December 31, 1999.

       In December 1999, the SEC released Staff Accounting Bulletin (SAB) No. 101 entitled Revenue Recognition. The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The SAB also discusses the basic criteria that should be met before registrants can record revenue. The Company is required to adopt SAB No. 101 by the beginning of the fourth quarter of 2000. Management of the Company has not yet determined the impact of adopting this SAB on its financial position or results of operations.

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

       FOREIGN CURRENCY EXCHANGE RATE RISK. The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company's most significant foreign currency exposures relate to Germany, Spain, France, the United Kingdom, the Czech Republic, Mexico, Brazil and Canada. As of June 30, 2000, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $3.8 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $22.6 million. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

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

       INTEREST RATE RISK. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. Venture has entered into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. As of June 30, 2000, the net fair value asset of financial instruments with exposure to interest rate risk was approximately $16.9 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse shift in interest rates would be approximately $11.6 million.



       PART II - OTHER INFORMATION

       ITEM 1.       LEGAL PROCEEDINGS

       The Company has been involved in legal proceedings with the Michigan Department of Environmental Quality concerning the emissions from its Grand Blanc paint facility. In October 1999, the parties to the litigation reached an agreement in principle to settle the case by the installation of full pollution abatement equipment at the Grand Blanc facility and payment by the Company of $1.1 million. The agreement was subject to several conditions, primarily rezoning of the property. In January of 2000, rezoning approval was granted for the new equipment. In February of 2000, the Company applied for new permits for the installation of the equipment. The Company is currently negotiating a consent decree with the Michigan Department of Environmental Quality and expects this to be completed in the third quarter of 2000.

       In December 1999, the Michigan Department of Environmental Quality contacted the Grand Blanc facility relating to the classification of wastes leaving the facility. The Company has been discussing the issue with the Michigan Department of Environmental Quality and has been conducting tests of the waste. As a result of the contact and to avoid future liability, the Company has voluntarily changed the classification of the waste on all subsequent disposals even though the Company disagrees with the Michigan Department of Environmental Quality. In addition, the Company is changing materials and certain processes to remove the concern of the Michigan Department of Environmental Quality. By changing the classification of the waste for disposal subsequent to the contact, the Company has limited its potential liability to disposals prior to the contact. However, the Company may be exposed to some liability for past disposal. On March 20, 2000 the Company received a notice of warning from the Michigan Department of Environmental Quality regarding this matter. On August 2, 2000, the Company received a letter from the Michigan Department of Environmental Quality agreeing with the Company that current waste may be classified at the original lower levels. At the present time the Company is unable to quantify or qualify any liability for prior disposals but is working with the Michigan Department of Environmental Quality to resolve this issue.

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



       Date:  August 8, 2000           /s/ James E. Butler
                                       -----------------------------------
                                       James E. Butler
                                          Chief Financial Officer

                                       Signing on behalf of each registrant and as principal financial officer of each registrant.

EXHIBIT INDEX


       Exhibit No.                     Description
       -----------                     -----------

       10.1 Second Amendment to Credit Agreement, dated as of June 29, 2000 among Venture Holdings Company LLC, the Lenders (as defined therein) and Bank One, NA, as Administrative Agent.


       27.1                            Financial Data Schedule.