Form 10-Q
period 2000-09-30
VENTURE HOLDINGS CO LLC; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO; VENTURE EU CORP; VENTURE EUROPE INC
filed 2000-11-13
CIK 1088341, 916104, 916105, 916106, 916107, 916108, 916109, 916112, 1089450, 1089451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2000

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ----------    ------------

                        Commission File Number: 333-82617

                          VENTURE HOLDINGS COMPANY LLC
     Michigan                                                   38-3470015
                                   VEMCO, INC.
     Michigan                                                   38-2737797
                         VENTURE INDUSTRIES CORPORATION
     Michigan                                                   38-2034680
                     VENTURE MOLD & ENGINEERING CORPORATION
     Michigan                                                   38-2556799
                             VENTURE LEASING COMPANY
     Michigan                                                   38-2777356
                               VEMCO LEASING, INC.
     Michigan                                                   38-2777324
                          VENTURE HOLDINGS CORPORATION
     Michigan                                                   38-2793543
                             VENTURE SERVICE COMPANY
     Michigan                                                   38-3024165
                           EXPERIENCE MANAGEMENT, LLC
     Michigan                                                   38-3382308
                              VENTURE EUROPE, INC.
     Michigan                                                   38-3464213
                             VENTURE EU CORPORATION
     Michigan                                                   38-3470019

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

Yes     X      .  No           .
    -----------     ----------





                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION (UNAUDITED)                                      PAGE #
-------           ---------------------------------                                      ------
         Item 1.      Financial Statements

                      Consolidated Balance Sheets as of September 30, 2000,
                      December 31, 1999 and September 30, 1999                              1

                      Consolidated  Statements of Income and Comprehensive Income
                      for the Three Months and Nine Months Ended September 30, 2000
                      and 1999                                                              2

                      Consolidated  Statements of Changes in Member's Equity
                      for the Three Months and Nine Months Ended September 30, 2000
                      and 1999                                                              3

                      Consolidated Statements of Cash Flows for the Nine Months
                      Ended September 30, 2000 and 1999                                     4

                      Notes to Consolidated Financial Statements                            5

         Item 2.      Management's Discussion and Analysis of Results of Operations
                      and Financial Condition                                               25

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk            30


PART II.          OTHER INFORMATION

         Item 1.      Legal Proceedings                                                     31

         Item 6.      Exhibits and Reports on Form 8-K                                      32

         Signature                                                                          33

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(DOLLARS in Thousands)

                                                                          September 30,                 September 30,
                                                                              2000        December 31,      1999
ASSETS                                                                     (Unaudited)       1999        (Unaudited)
------                                                                     -----------       ----        -----------
CURRENT ASSETS:
        Cash and cash equivalents                                          $     7,765    $     7,392    $    13,204
        Accounts  receivable,  net, includes related party receivables
        of $91,090,  $82,644 and $66,016 at September 30, 2000,                328,847        311,344        379,681
        December 31, 1999 and September 30, 1999,  respectively (Note 6)
        Inventories (Note 3)                                                   155,030        154,620        165,453
        Investments (Note 5)                                                     6,386         40,501          6,989
        Prepaid and other current assets                                        63,557         53,861         49,359
                                                                           -----------    -----------    -----------
                 Total current assets                                          561,585        567,718        614,686

Property, Plant and Equipment, Net                                             525,039        562,838        618,179

Intangible Assets, Net (Note 2)                                                136,754        172,090         82,905

Other Assets                                                                    89,372         82,504         66,926

Deferred Tax Assets                                                             76,835         29,826         18,505
                                                                           -----------    -----------    -----------

Total Assets                                                               $ 1,389,585    $ 1,414,976    $ 1,401,201
                                                                           ===========    ===========    ===========

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
        Accounts payable                                                   $   185,914    $   194,596        197,662
        Accrued interest                                                        15,585         13,403         16,219
        Accrued expenses                                                       111,405        108,653         91,092
        Current portion of long term debt (Note 4)                              26,653         68,368         18,986
                                                                           -----------    -----------    -----------
                 Total current liabilities                                     339,557        385,020        323,959

Pension Liabilities & Other                                                     52,178         57,614         38,440

Deferred Tax Liabilities                                                        61,402         59,431         18,607

Long Term Debt (Note 4)                                                        882,841        852,008        946,036
                                                                           -----------    -----------    -----------

        Total liabilities                                                    1,335,978      1,354,073      1,327,042

Commitments and Contingencies                                                       --             --             --

Member's Equity:
        Member's equity                                                         65,195         63,340         74,804
        Accumulated other comprehensive loss - minimum pension
          liability in excess of unrecognized  prior service cost, net              --             --           (737)
        of tax
        Accumulated other comprehensive loss - cumulative
          translation adjustments                                              (11,588)        (2,437)            92
                                                                           -----------    -----------    -----------

Member's Equity                                                                 53,607         60,903         74,159
                                                                           -----------    -----------    -----------

Total Liabilities and Member's Equity                                      $ 1,389,585    $ 1,414,976    $ 1,401,201
                                                                           ===========    ===========    ===========

See notes to consolidated financial statements

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
--------------------------------------------------------------------------------
(Dollars in Thousands)

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                      -------------                -------------
                                                    2000           1999          2000           1999
                                                    ----           ----          ----           ----
NET SALES                                        $ 430,397     $  440,046    $ 1,394,103      $ 879,841

COST OF PRODUCT SOLD                               391,253        393,025      1,223,250        772,781
                                                 ---------     ----------    -----------      ---------

GROSS PROFIT                                        39,144         47,021        170,853        107,060

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                            32,124         38,582        105,788         72,806

PAYMENTS TO BENEFICIARY IN
  LIEU OF DISTRIBUTIONS                                 --            175          1,165            252
                                                 ---------     ----------    -----------      ---------

INCOME FROM OPERATIONS                               7,020          8,264         63,900         34,002

INTEREST EXPENSE (Note 5)                           25,426         20,819         75,841         45,847

OTHER EXPENSE (INCOME) (Note 5)                     18,912          5,694         16,948        (14,206)
                                                 ---------     ----------    -----------      ---------

(LOSS) INCOME BEFORE TAXES                         (37,318)       (18,249)       (28,889)         2,361

TAX  BENEFIT                                       (29,665)        (1,020)       (31,480)          (615)

MINORITY INTEREST                                      256            424            736            453
                                                 ---------     ----------    -----------      ---------

NET (LOSS) INCOME BEFORE
  EXTRAORDINARY LOSS                                (7,909)       (17,653)         1,855          2,523

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT                                --             --             --          5,569
                                                 ---------     ----------    -----------      ---------

NET (LOSS) INCOME                                   (7,909)       (17,653)         1,855         (3,046)


OTHER COMPREHENSIVE (LOSS) INCOME -
  Cumulative translation adjustments                (3,477)        22,883         (9,151)            92
                                                 ---------     ----------    -----------      ---------

COMPREHENSIVE (LOSS) INCOME                      $ (11,386)    $    5,230    $    (7,296)     $  (2,954)
                                                 =========     ==========    ===========      =========

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
--------------------------------------------------------------------------------
(Dollars in Thousands)


                                          Three Months Ended     Nine Months Ended
                                             September 30,          September 30,
                                             -------------          -------------
                                            2000       1999        2000        1999
                                            ----       ----        ----        ----
MEMBER'S EQUITY, BEGINNING
 OF PERIOD                               $ 64,993    $ 68,929    $ 60,903    $ 77,113

COMPREHENSIVE (LOSS) INCOME:

     NET (LOSS) INCOME                     (7,909)    (17,653)      1,855      (3,046)

     OTHER COMPREHENSIVE (LOSS) INCOME     (3,477)     22,883      (9,151)         92
                                         --------    --------    --------    --------

COMPREHENSIVE (LOSS) INCOME               (11,386)      5,230      (7,296)     (2,954)
                                         --------    --------    --------    --------

MEMBER'S EQUITY, END OF PERIOD           $ 53,607    $ 74,159    $ 53,607    $ 74,159
                                         ========    ========    ========    ========


See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                             Nine Months Ended
                                                                                 September 30,
                                                                             2000          1999
                                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $   1,855    $  (3,046)
     Adjustments to reconcile net income (loss)  to net cash provided by operating activities:
          Depreciation and amortization                                       72,242       47,603
          Unrealized loss on currency exchange                                59,734           --
          Net extraordinary loss on early extinguishment of debt                  --        5,569
          Loss from the disposal of fixed assets                                  --          335
          Change in accounts receivable                                      (17,502)      (5,274)
          Change in inventories                                                 (409)       7,587
          Change in prepaid and other current assets                         (11,057)     (12,857)
          Change in other assets                                              11,814      (12,666)
          Change in accounts payable                                          (8,683)       8,828
          Change in accrued expenses                                          (2,633)       8,295
          Change in other liabilities                                         (5,436)       8,629
          Change in deferred taxes                                           (37,269)      (7,704)
                                                                           ---------    ---------
          Net cash provided by operating activities                           62,656       45,299

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of subsidiaries, net of cash acquired                               --     (450,842)
     Capital expenditures                                                    (66,416)     (34,550)
     Proceeds from sale of fixed assets                                          206          692
     Unrealized loss (gain) on investments                                    37,174       (7,293)
                                                                           ---------    ---------
     Net cash used in investing activities                                   (29,036)    (491,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving credit agreement             66,500      (25,284)
     Net borrowings on bank debt                                                  --           --
     Net proceeds from issuance of debt                                           --      650,000
     Debt issuance fees                                                           --      (27,731)
     Payment for early extinguishment of debt                                     --      (82,788)
     Principal payments on debt                                              (77,382)     (53,303)
                                                                           ---------    ---------
          Net cash (used in) provided by financing activities                (10,882)     460,894

          Effect of exchange rate changes on cash and cash equivalents       (22,365)      (1,126)

          NET INCREASE IN CASH                                                   373       13,074

CASH AT BEGINNING OF PERIOD                                                    7,392          130
                                                                           ---------    ---------
CASH AT END OF PERIOD                                                      $   7,765    $  13,204
                                                                           =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                              $  72,501       44,759
                                                                           =========    =========
     Cash paid during the period for taxes                                 $   4,150        1,263
                                                                           =========    =========


See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.     FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements include the accounts of Venture Holdings Company LLC (hereinafter referred to as "Venture") and all of Venture's domestic and foreign subsidiaries that are wholly-owned or majority-owned (collectively referred to as the "Company"). The Company's investments in less than majority-owned businesses are accounted for under the equity method. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


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

                                                          Nine Months Ended
                                                            September 30,
                                                                 1999
                                                                 ----
       Net sales                                          $   1,406,107
       Net income before extraordinary loss                      15,299
       Net income                                                 9,730


3.       INVENTORIES

       Inventories included the following (in thousands):

                                                            September 30,       December 31,     September 30,
                                                                 2000               1999              1999
                                                                 ----               ----              ----
       Raw materials                                         $        62,848   $        59,243  $         56,040
       Work-in-process - manufactured parts                           14,201            17,623            14,271
       Work-in-process - tools and molds                              57,460            57,984            71,299
       Finished goods                                                 20,521            19,770            23,843
                                                                -------------     -------------    --------------
       Total                                                 $       155,030   $       154,620  $        165,453
                                                                =============     =============    ==============


4.       DEBT

       Debt consisted of the following (in thousands):

                                                                  September 30,     December 31,    September 30,
                                                                       2000             1999             1999
                                                                       ----             ----             ----
       Credit agreement
         Term loan A, with interest of 9.65%, Due 2004           $         69,525  $       73,950  $         74,475
         Term loan B, with interest of 10.15%, Due 2005                   197,500         199,000           199,500
         Interim term loan, with interest of 9.62%, Due 2000               73,000         125,000           125,000
         Revolving credit outstanding, with interest of
           11.00%, Due 2004                                                72,000           5,500            51,787
         Bank debt payable with interest from 0.0% to 9.04%,
           Due 2004                                                        14,715          25,930            24,239
       Senior notes payable, Due 2005
           With interest at 9.5%                                          205,000         205,000           205,000
       Senior notes payable, Due 2007
           With interest at 11.0%                                         125,000         125,000           125,000
       Senior subordinated notes payable, Due 2009
           With interest at 12.0%                                         125,000         125,000           125,000
       Capital leases with interest from 3.80%
           to 11.70%                                                       26,812          34,658            33,596
       Installment notes payable with
           Interest from 3.00% to 7.41%                                       942           1,338             1,425
                                                                    --------------    ------------    --------------
               Total                                             $        909,494  $      920,376  $        965,022
                                                                    ==============    ============    ==============
       Less current portion of debt                                        26,653          68,368            18,986
                                                                    ==============    ============    ==============
               Total                                                      882,841         852,008           946,036
                                                                    ==============    ============    ==============

       In March 2000, the Company applied a prepayment of $42 million to the 18-month interim term loan which matures November 27, 2000. In July 2000, the Company applied additional $8 million and $2 million prepayments to the 18-month interim term loan, reducing the principal balance to $73 million. See Note 5 of Notes to Consolidated Financial Statements. The Company intends to repay the remaining principal balance of the 18-month interim term loan with the proceeds under a European non-recourse factoring program supplemented with, if necessary, proceeds under the revolving credit facility.

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

       The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of September 30, 2000, the Company could have borrowed an additional $94.3 million under the revolving credit facility. Obligations under the credit agreement are jointly and severally guaranteed by Venture's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of Venture and its domestic subsidiaries.

       The credit agreement, the documents governing the Company's 9 1/2% senior notes due 2005 (the "1997 Senior Notes"), and the documents governing the Company's 11% unsecured senior notes (the "1999 Senior Notes") and 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and together with the 1999 Senior Notes, the "1999 Notes"), contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. The Company's debt obligations also contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of September 30, 2000, the Company was in compliance with all debt covenants.


5.       DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       In March 2000, the Company terminated its cross-currency swap agreements within each of its three original cross-currency interest rate swap agreements and realized a cash gain of $42.0 million. The entire cash proceeds were applied as a prepayment of the Company's $125 million interim term loan. At December 31, 1999, these financial instruments had an estimated fair market value of $27.1 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $27.1 million being recorded in other income. Accordingly, as a result of the termination of the cross-currency swap agreements, the net impact on earnings for the nine months ended September 30, 2000 is an increase in other income of $14.9 million, which is comprised of a realized gain of $42.0 million, offset by an unrealized loss of $27.1 million during 1999. For the three and nine months ended September 30, 1999, the non-cash change in fair market value of the cross-currency swap agreements resulted in $20.8 million and $3.3 million, respectively, of other expense.

       The cross-currency swap agreements were replaced with a twelve-month foreign exchange collar. The collar is designed to reduce the economic risk to the Company of Euro to US dollar exchange movements. The notional amount of each of the put and call sides of the foreign currency exchange collar was originally 500,000,000 Euros. During July 2000, the Company terminated the put side of its foreign currency exchange collar and received $10.9 million. The Company used $2.7 million of the proceeds to purchase a replacement put to protect against any large devaluations in the Euro to US dollar exchange rate. The notional amount of the replacement put is 400,000,000 Euros. The Company applied $8.0 million of the net cash proceeds as a prepayment of the 18-month interim term loan. See Note 4 of Notes to Consolidated Financial Statements. The estimated fair market value of the resulting financial instrument is $6.0 million, and is recorded as an investment on the balance sheet as of September 30, 2000. The corresponding $(0.5) million and $3.3 million non-cash change in estimated fair market value is recorded in other (expense) income for the three and nine months ended September 30, 2000, respectively.

       One of the interest rate swap agreements within each of the original cross-currency interest rate swap agreements was accounted for using settlement accounting. The cash flows from these interest rate swap agreements was accounted for as adjustments to interest expense. For the three and nine months ended September 30, 2000, these interest rate swap agreements resulted in an increase to interest expense of $48,000 and $500,000, respectively. For the three and nine months ended September 30, 1999, these interest rate swap agreements resulted in a decrease to interest expense of $1.0 million and $1.1 million, respectively. During July 2000, the Company paid $14.9 million to terminate these financial instruments. This amount has been capitalized and will be amortized into interest expense over the terms of the original interest rate swap agreements. For each of the three and nine months ended September 30, 2000, interest expense includes $1.2 million of this deferred interest asset amortization.

       The other interest rate swap agreements within each of the original cross-currency interest rate swap agreements did not meet all the criteria for settlement accounting under generally accepted accounting principles. The cash flows from these interest rate swap agreements are included in other income. For the three and nine months ended September 30, 1999, the non-cash change in estimated fair market value of these financial instruments of $8.3 million and $10.3 million was recorded as other income. During July 2000, the Company terminated these financial instruments and realized a cash gain of $16.9 million plus interest income of $0.1 million.

       At December 31, 1999, these financial instruments had an estimated fair market value of $13.4 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $13.4 million being recorded in other income during 1999. At June 30, 2000, these financial instruments had an estimated fair market value of $16.9 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $3.5 million being recorded in other income. Accordingly, as a result of the termination of these interest rate swap agreements, the net impact on earnings for the nine months ended September 30, 2000 is an increase in other income of $3.5 million, which is comprised of a realized gain of $16.9 million, offset by an unrealized loss of $13.4 million.

       During July 2000, the Company applied $2.0 million of the net cash proceeds from the terminations of the interest rate swap agreements as an additional prepayment of the 18-month interim term loan. See Note 4 of Notes to Consolidated Financial Statements.

       The Company has also entered into interest rate swap agreements with a notional value of $55 million to mitigate the risk associated with changing interest rates on certain floating rate debt. These interest rate swap agreements are accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $141,000 and $645,000 of additional interest expense for the nine months ended September 30, 2000 and 1999, respectively. The impact of these interest rate swap agreements resulted in $36,000 of reduced interest expense for the three months ended September 30, 2000 and $193,000 of additional interest expense for the three months ended September 30, 1999.


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

       The result of these related party transactions was a net receivable, which was included in accounts receivable as follows:

                                                      September 30,     December 31,     September 30,
                                                           2000             1999              1999
                                                           ----             ----              ----
       Amounts receivable                            $        113,906  $        96,795  $         78,515
       Amounts payable                                         22,816           14,151            12,499
                                                        --------------    -------------    --------------

       Net amounts receivable                        $         91,090  $        82,644  $         66,016
                                                        ==============    =============    ==============




7.     SEGMENT REPORTING

       Prior to the Peguform Acquisition on May 28, 1999, the Company was organized and operated in one reporting segment. As a result of the Peguform Acquisition, the Company is organized and managed based primarily on geographic markets served. Under this organizational structure, the Company's operating segments have been aggregated into two reportable segments: North America (excluding Mexico) and International. The following table presents net sales and other financial information by business segment for the nine months ended September 30, 2000 (in thousands):

                                                        INCOME             NET            TOTAL
                                     NET SALES     FROM OPERATIONS    INCOME (LOSS)       ASSETS
                                     ---------     ---------------    -------------       ------
       NORTH  AMERICA (Venture)   $       446,019  $         11,564   $        3,062  $    1,024,163
       INTERNATIONAL (Peguform)           951,547            52,336          (1,207)         581,714
       ELIMINATIONS                       (3,463)                --               --       (216,292)
                                     -------------    --------------     ------------    ------------

             TOTAL                      1,394,103            63,900            1,855       1,389,585
                                     =============    ==============     ============    ============

       The following table presents net sales and other financial information by business segment for the nine months ended September 30, 1999 (in thousands):

                                                        INCOME             NET            TOTAL
                                     NET SALES     FROM OPERATIONS   (LOSS) INCOME        ASSETS
                                     ---------     ---------------   --------------       ------
       NORTH  AMERICA (Venture)   $       454,651  $         13,481   $     (14,704)  $    1,086,090
       INTERNATIONAL (Peguform)           425,190            20,521           11,658         531,403
       ELIMINATIONS                            --                --               --       (216,292)
                                      ------------    --------------     ------------    ------------

             TOTAL                        879,841            34,002          (3,046)       1,401,201
                                      ============    ==============     ============    ============

8.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

       Venture, as the successor to Venture Holdings Trust, and certain of its 100% owned, domestic subsidiaries are jointly and severally liable for the 1997 Senior Notes issued on July 9, 1997. On May 27, 1999, certain 100% owned, domestic subsidiaries of Venture became guarantors of the 1997 Senior Notes. These guarantees are full and unconditional, joint and several. Venture issued the 1999 Notes on May 27, 1999 in connection with the Peguform Acquisition, as a result of which Venture acquired certain additional foreign subsidiaries. The 1999 Notes are guaranteed by each of Venture's 100% owned, domestic subsidiaries. The guarantees of these 100% owned, domestic subsidiaries are full and unconditional, joint and several.

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


       1997 SENIOR NOTES:

       The following condensed consolidating financial information presents:

       (1) Condensed consolidating financial statements as of September 30, 2000, December 31, 1999 and September 30, 1999 and for the three and nine month period ended September 30, 2000 and September 30, 1999, of (a) Venture, as a co-issuer of the 1997 senior notes (b) the subsidiaries that are co-issuers of the 1997 Senior Notes, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and
              (e) the Company on a consolidated basis, and

       (2) Elimination entries necessary to consolidate Venture, the other issuers and the guarantor subsidiaries with the nonguarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF SEPTEMBER 30, 2000

(DOLLARS IN THOUSANDS)

                                                                  OTHER       GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                                   VENTURE       ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                   -------       -------     ------------  ------------   ------------     -----
ASSETS
------
CURRENT ASSETS:
        Cash and cash equivalents              $         --   $        --  $         --  $       7,765  $        --   $      7,765
        Accounts receivable, net                         --       185,685           134        143,028           --        328,847
        Inventories                                      --        60,006            --         95,024           --        155,030
        Investments                                   6,016            --            --            370           --          6,386
        Prepaid and other  current assets                --        30,414           531         32,612           --         63,557
                                                 ----------     ---------    ----------    -----------    ---------     ----------
            Total current assets                      6,016       276,105           665        278,799           --        561,585


Property, Plant and Equipment, Net                       --       190,920            11        334,108           --        525,039
Intangible Assets, Net                                   --        48,723            --         88,031           --        136,754
Other Assets                                         13,691        58,232            --         17,449           --         89,372
Deferred Tax Assets                                      --        10,725            --         66,110           --         76,835
Net Investment in and advances to (from)
  subsidiaries & affiliates                         940,121      (565,809)       42,840      (200,860)     (216,292)            --
                                                 ----------     ---------    ----------    -----------    ---------     ----------
Total Assets                                   $    959,828   $    18,896  $     43,516  $     583,637  $  (216,292)  $  1,389,585
                                                 ==========     =========    ==========    ===========    =========     ==========

LIABILITIES AND MEMBER'S EQUITY
-------------------------------
CURRENT LIABILITIES:
        Accounts payable                       $         --   $    47,976  $        906  $     137,032  $        --   $    185,914
        Accrued interest                             15,339            --            --            246           --         15,585
        Accrued expenses                                 --         7,096         2,980        101,329           --        111,405
        Current portion of long term debt            16,549           604            --          9,500           --         26,653
                                                 ----------     ---------    ----------    -----------    ---------     ----------
            Total current liabilities                31,888        55,676         3,886        248,107           --        339,557


Pension Liabilities & Other                              --         6,709            --         45,469           --         52,178
Deferred Tax Liabilities                                 --        11,507            --         49,895           --         61,402
Long Term Debt                                      850,476         1,146            --         31,219           --        882,841
                                                 ----------     ---------    ----------    -----------    ---------     ----------
         Total liabilities                          882,364        75,038         3,886        374,690           --      1,335,978

Commitments and Contingencies                            --            --            --             --           --             --

Member's Equity:
        Member's equity                              77,464      (56,142)        39,630        220,535     (216,292)        65,195
        Accumulated other comprehensive income-
          cumulative translation adjustments             --            --            --       (11,588)           --       (11,588)
                                                 ----------     ---------    ----------    -----------    ---------     ----------
Member's Equity                                      77,464      (56,142)        39,630        208,947     (216,292)        53,607
                                                 ----------     ---------    ----------    -----------    ---------     ----------
Total Liabilities and Member's Equity          $    959,828   $    18,896  $     43,516  $     583,637  $  (216,292)  $  1,389,585
                                                 ==========     =========    ==========    ===========    =========     ==========

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)

                                                                OTHER       GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                                 VENTURE       ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                 -------       -------     ------------  ------------   ------------     -----
ASSETS
------
CURRENT ASSETS:
        Cash and cash equivalents               $         --   $        26  $         --  $       7,366  $        --   $      7,392
        Accounts receivable, net                          --       188,763           153        122,428           --        311,344
        Inventories                                       --        48,936            --        105,684           --        154,620
        Investments                                   40,501            --            --             --           --         40,501
        Prepaid and other  current assets                 --        20,051            --         33,810           --         53,861
                                                   ----------     ---------    ----------    -----------    ---------     ----------
            Total current assets                      40,501       257,776           153        269,288           --        567,718


Property, Plant and Equipment, Net                        --       193,199            15        369,624           --        562,838
Intangible Assets, Net                                    --        50,140            --        121,950           --        172,090
Other Assets                                              --        64,620            --         17,884           --         82,504
Deferred Tax Assets                                       --        11,711            --         18,115           --         29,826
Net Investment in and advances to (from)
  subsidiaries & affiliates                          873,454      (476,391)       12,083      (192,854)     (216,292)            --

Total Assets                                       ----------     ---------    ----------    -----------    ---------     ----------
                                                $    913,955   $   101,055  $     12,251  $     604,007  $  (216,292)  $  1,414,976
                                                   ==========     =========    ==========    ===========    =========     ==========
LIABILITIES AND MEMBER'S EQUITY
-------------------------------
Current Liabilities:
        Accounts payable                        $         --   $    57,388  $        512  $     136,696  $        --   $    194,596
        Accrued interest                              13,228            --            --            175           --         13,403
        Accrued expenses                                  --        15,395         2,365         90,893           --        108,653
        Current portion of long term debt             51,800         1,021            --         15,547           --         68,368
                                                   ----------     ---------    ----------    -----------    ---------     ----------
            Total current liabilities                 65,028        73,804         2,877        243,311           --        385,020


Pension Liabilities & Other                               --         6,239            --         51,375           --         57,614
Deferred Tax Liabilities                                  --        12,054            --         47,377           --         59,431
Long Term Debt                                       806,650         1,496            --         43,862           --        852,008
                                                   ----------     ---------    ----------    -----------    ---------     ----------
         Total liabilities                           871,678        93,593         2,877        385,925           --      1,354,073

Commitments and Contingencies                             --            --            --             --           --             --

Member's Equity:
        Member's equity                               42,277         7,458         9,374        220,523     (216,292)        63,340
        Accumulated other comprehensive income-
          cumulative translation adjustments              --             4            --        (2,441)           --        (2,437)
                                                   ----------     ---------    ----------    -----------    ---------     ----------
Member's Equity                                       42,277         7,462         9,374        218,082     (216,292)        60,903
                                                   ----------     ---------    ----------    -----------    ---------     ----------
Total Liabilities and Member's Equity           $    913,955   $   101,055  $     12,251  $     604,007  $  (216,292)  $  1,414,976
                                                   ==========     =========    ==========    ===========    =========     ==========

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS)

                                                                OTHER       GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                                 VENTURE       ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                 -------       -------     ------------  ------------   ------------     -----
ASSETS
------
CURRENT ASSETS:
        Cash and cash equivalents                $         --   $     8,427  $         --  $       4,777  $        --  $     13,204
        Accounts receivable, net                           --       192,296         9,715        177,670           --       379,681
        Inventories                                        --        57,663            --        107,790           --       165,453
        Investments                                     6,989            --            --             --           --         6,989
        Prepaid and other  current assets                  --         8,201            --         41,158           --        49,359
                                                    ----------     ---------    ----------    -----------    ---------    ----------
            Total current assets                        6,989       266,587         9,715        331,395           --       614,686


Property, Plant and Equipment, Net                         --       196,276            16        421,887           --       618,179
Intangible Assets, Net                                     --        50,615            --         32,290           --        82,905
Other Assets                                               --        54,000            --         12,926           --        66,926
Deferred Tax Assets                                        --        14,139            --          4,366           --            --
Net Investment in and advances to (from)
  subsidiaries & affiliates                           916,531      (431,934)           --      (268,305)     (216,292)       18,505
                                                    ----------     ---------    ----------    -----------    ---------    ----------
Total Assets                                     $    923,520   $   149,683  $      9,731  $     534,559  $  (216,292) $  1,401,201
                                                    ==========     =========    ==========    ===========    =========    ==========

LIABILITIES AND MEMBER'S EQUITY
-------------------------------
Current Liabilities:
        Accounts payable                         $         --   $    65,289  $        746  $     131,627  $        --  $    197,662
        Accrued interest                               16,219            --            --             --           --        16,219
        Accrued expenses                                   --        11,532         3,008         76,552           --        91,092
        Current portion of long term debt               6,950           971            --         11,065           --        18,986
                                                    ----------     ---------    ----------    -----------    ---------    ----------
            Total current liabilities                  23,169        77,792         3,754        219,244           --       323,959


Pension Liabilities & Other                                --         5,589            --         32,851           --        38,440
Deferred Tax Liabilities                                   --        11,622            --          6,985           --        18,607
Long Term Debt                                        898,812         1,607            --         45,617           --       946,036
                                                    ----------     ---------    ----------    -----------    ---------    ----------
         Total liabilities                            921,981        96,610         3,754        304,697           --     1,327,042

Commitments and Contingencies                              --            --            --             --           --            --

Member's Equity:
        Member's equity                                 1,539        53,810         5,977        229,770     (216,292)       74,804

        Accumulated other comprehensive income-
          minimum pension liability in excess of
          unrecognized prior service cost, net of tax       --         (737)            --             --           --         (737)
        Accumulated other comprehensive income-
          cumulative translation adjustments                --            --            --             92           --            92
                                                    ----------     ---------    ----------    -----------    ---------    ----------
Member's Equity                                          1,539        53,073         5,977        229,862     (216,292)       74,159
                                                    ----------     ---------    ----------    -----------    ---------    ----------
Total Liabilities and Member's Equity             $    923,520   $   149,683  $      9,731  $     534,559  $  (216,292) $  1,401,201
                                                    ==========     =========    ==========    ===========    =========    ==========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)

                                                              OTHER       GUARANTOR   NONGUARANTOR                 CONSOLIDATED
                                               VENTURE       ISSUERS     SUBSIDIARIES SUBSIDIARIES   ELIMINATIONS      TOTAL
                                               -------       -------     ------------ ------------   ------------      -----
       NET SALES                            $         --  $    495,493  $   123,157   $    955,501   $  (180,048) $  1,394,103
       COST OF PRODUCT SOLD                           --       440,327      122,896        840,075      (180,048)    1,223,250
                                            ------------  ------------  -----------   ------------   -----------  ------------
            GROSS PROFIT                              --        55,166          261        115,426           --        170,853

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                      --        43,922           --         61,866           --        105,788
       PAYMENTS TO BENEFICIARY IN LIEU OF
          TAXES                                    1,165            --           --             --           --          1,165
                                            ------------  ------------  -----------   ------------   -----------  ------------
             (LOSS) INCOME FROM OPERATIONS       (1,165)        11,244          261         53,560           --         63,900

       INTEREST EXPENSE                           69,462          (49)           --          6,428           --         75,841
       INTERCOMPANY INTEREST ALLOCATION         (69,462)        69,338     (24,127)         24,251           --             --
       OTHER (INCOME) EXPENSE                   (36,352)         5,614      (5,868)         53,554           --         16,948
                                            ------------  ------------  -----------   ------------   -----------  ------------
              INCOME (LOSS) BEFORE TAXES          35,187      (63,659)       30,256       (30,673)           --       (28,889)

       TAX  BENEFIT                                   --          (59)           --       (31,421)           --       (31,480)
       MINORITY INTEREST                              --            --           --            736           --            736
                                            ------------  ------------  -----------   ------------   -----------  ------------
               NET INCOME (LOSS)            $     35,187  $   (63,600)  $    30,256  $          12   $       --   $      1,855
                                            ============  ============  ===========   ============   ===========  ============





CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)



                                                             OTHER       GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                              VENTURE       ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                              -------       -------     ------------  ------------   ------------     -----
       NET SALES                            $         --  $    142,101  $    40,179   $    311,489   $  (63,372)  $    430,397
       COST OF PRODUCT SOLD                           --       132,097       41,166        281,362      (63,372)       391,253
                                            ------------  ------------  -----------   ------------   -----------  ------------
            GROSS PROFIT (LOSS)                       --        10,004        (987)         30,127           --         39,144

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                      --        16,506           --         15,618           --         32,124
       PAYMENTS TO BENEFICIARY IN LIEU OF
          TAXES                                       --            --           --             --           --             --
                                            ------------  ------------  -----------   ------------   -----------  ------------
             (LOSS) INCOME FROM OPERATIONS            --       (6,502)        (987)         14,509           --          7,020

       INTEREST EXPENSE                           23,630          (49)           --          1,845           --         25,426
       INTERCOMPANY INTEREST ALLOCATION         (23,630)        23,506     (11,114)         11,238           --             --
       OTHER (INCOME) EXPENSE                   (14,237)         5,031      (7,411)         35,529           --         18,912
                                            ------------  ------------  -----------   ------------   -----------  ------------
              INCOME (LOSS) BEFORE TAXES          14,237      (34,990)       17,538       (34,103)           --       (37,318)

       TAX  PROVISION (BENEFIT)                       --          (28)           --       (29,637)           --       (29,665)
       MINORITY INTEREST                              --            --           --            256           --            256
                                            ------------  ------------  -----------   ------------   -----------  ------------
               NET INCOME (LOSS)            $     14,237  $   (34,962)  $    17,538  $     (4,722)   $       --   $    (7,909)
                                            ============  ============  ===========   ============   ===========  ============

       CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
       (DOLLARS IN THOUSANDS)


                                                             OTHER       GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                              VENTURE       ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS      TOTAL
                                              -------       -------     ------------  ------------   ------------      -----
       NET SALES                            $         --  $    332,535  $   117,260   $    430,046   $  (180,913)  $   879,841
       COST OF PRODUCT SOLD                           --       288,963      111,390        372,428      (180,913)      772,781
                                            ------------  ------------  -----------   ------------   -----------   -----------
             GROSS PROFIT                             --        43,572        5,870         57,618           --        107,060
       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                      --        37,529           --         35,277           --         72,806
       PAYMENTS TO BENEFICIARY IN LIEU OF
         TAXES                                       252            --           --             --           --            252
                                            ------------  ------------  -----------   ------------   -----------   -----------
             (LOSS) INCOME FROM OPERATIONS         (252)         6,043        5,870         22,341           --         34,002
       INTEREST EXPENSE                           44,867           129           --            851           --         45,847
       INTERCOMPANY INTEREST ALLOCATION         (44,867)        38,683           --          6,184           --             --
       OTHER EXPENSE (INCOME)                    (7,360)       (7,633)           --            787           --       (14,206)
                                            ------------  ------------  -----------   ------------   -----------   -----------
             (LOSS) INCOME BEFORE TAXES            7,108      (25,136)        5,870         14,519           --          2,361
       TAX (BENEFIT) PROVISION                        --       (1,203)           --            509           --          (615)
       MINORITY INTEREST                              --            --           --            453           --            453
                                            ------------  ------------  -----------   ------------   -----------   -----------
             NET (LOSS) INCOME BEFORE
               EXTRODINARY LOSS                    7,108      (23,933)        5,870         13,478           --          2,523
       EXTRAORDINARY LOSS ON EARLY
         EXTINGUISHMENT OF DEBT                    5,569            --           --             --           --          5,569
                                            ------------  ------------  -----------   ------------   -----------   -----------
              NET (LOSS) INCOME             $      1,539  $   (23,933)  $     5,870  $      13,478   $       --   $    (3,046)
                                            ============  ============  ===========   ============   ===========   ===========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS)


                                                                    OTHER        GUARANTOR  NONGUARANTOR                CONSOLIDATED
                                                     VENTURE       ISSUERS     SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                     -------       -------     ------------ ------------  ------------      -----

NET SALES                                           $   --        $ 141,890      $41,022     $ 318,668      $(61,534)     $ 440,046
COST OF PRODUCT SOLD                                    --          146,216       38,810       269,533       (61,534)       393,025
                                                    --------      ---------      -------     ---------      --------      ---------
    GROSS PROFIT                                        --           (4,326)       2,212        49,135          --           47,021
SELLING, GENERAL &  ADMINISTRATIVE                      --           10,681         --          27,901          --           38,582
  EXPENSE
PAYMENTS TO BENEFICIARY IN LIEU OF
  TAXES                                                  175           --           --            --            --              175
                                                    --------      ---------      -------     ---------      --------      ---------
    (LOSS) INCOME FROM OPERATIONS                       (175)       (15,007)       2,212        21,234          --            8,264
INTEREST EXPENSE                                      20,661          1,234         --          (1,076)         --           20,819
INTERCOMPANY INTEREST ALLOCATION                     (20,661)        14,477         --           6,184          --             --
OTHER EXPENSE (INCOME)                                12,533         (7,382)        --             543          --            5,694
                                                    --------      ---------      -------     ---------      --------      ---------
     (LOSS) INCOME BEFORE TAXES                      (12,708)       (23,336)       2,212        15,583          --          (18,249)
TAX (BENEFIT) PROVISION                                 --           (1,347)        --             327          --           (1,020)
MINORITY INTEREST                                       --             --           --             424          --              424
                                                    --------      ---------      -------     ---------      --------      ---------
   NET (LOSS) INCOME BEFORE                          (12,708)       (21,989)       2,212        14,832          --          (17,653)
         EXTRAORDINARY LOSS
EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT                                --             --           --            --            --             --
                                                    --------      ---------      -------     ---------      --------      ---------
                                                                                                            --------      ---------
     NET (LOSS) INCOME                              $(12,708)     $ (21,989)     $ 2,212     $  14,832      $   --        $ (17,653)
                                                    ========      =========      =======     =========      ========      =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)

                                                                      OTHER    GUARANTOR   NONGUARANTOR              CONSOLIDATED
                                                           VENTURE   ISSUERS  SUBSIDIARIES SUBSIDIARIES ELIMINATIONS     TOTAL
                                                           -------   -------  ------------ ------------ ------------     -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $ 35,187  $(63,600)   $ 30,256     $     12    $      --    $  1,855
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                       1,158    34,911           3       36,170           --      72,242
         Unrealized loss (gain) on currency exchange          --       5,779      (2,436)      56,391           --      59,734
         Change in accounts receivable                        --       3,079          19      (20,600)          --     (17,502)
         Change in inventories                                --     (11,069)       --         10,660           --        (409)
         Change in prepaid and other current assets           --     (12,312)         57        1,198           --     (11,057)
         Change in other assets                            (14,849)   (7,691)       --         34,354           --      11,814
         Change in accounts payable                           --      (9,413)        394          336           --      (8,683)
         Change in accrued expenses                          2,111   (15,866)        615       10,507           --      (2,633)
         Change in pension liabilities and other              --         470        --         (5,906)          --      (5,436)
         Change in deferred taxes                             --       8,208        --        (45,477)          --     (37,269)
                                                          --------  --------    --------     --------   ------------  --------
         Net cash provided by (used in) operating
          activities                                        23,607   (67,504)     28,908       77,645           --      62,656
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                       --     (20,980)       --        (45,436)          --     (66,416)
   Net activity in investments in and advances to (from)
       subsidiaries and affiliates                         (69,356)   89,046     (28,908)       9,218           --        --
   Proceeds from sale of fixed assets                         --        --          --            206           --         206
   Unrealized loss on investments                           37,174      --          --           --             --      37,174
                                                           --------  --------    --------     --------   ------------  --------
   Net cash (used in) provided by investing activities     (32,182)   68,066     (28,908)     (36,012)          --     (29,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit
        facility                                            66,500      --          --           --             --      66,500
     Principal payments on debt                            (57,925)     (588)       --        (18,869)          --     (77,382)
                                                          --------   -------    --------     --------   ------------  --------
     Net cash provided by (used in) financing activities     8,575      (588)       --        (18,869)          --     (10,882)

Effect of exchange rate changes on cash and cash
  Equivalents                                                 --        --          --        (22,365)          --     (22,365)

         NET (DECREASE) INCREASE IN CASH                      --         (26)       --            399           --         373

CASH AT BEGINNING OF PERIOD                               $   --    $     26    $   --       $  7,366   $       --    $  7,392
                                                          --------  --------    --------     --------   ------------  --------
CASH AT END OF PERIOD                                     $   --    $   --      $   --       $  7,765   $       --    $  7,765
                                                          ========  ========    ========     ========   ============  ========

                                       16

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS)


                                                            OTHER                GUARANTOR    NONGUARANTOR              CONSOLIDATED
                                                           VENTURE     ISSUERS  SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS     TOTAL
                                                           -------     -------  ------------  ------------ ------------     -----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   1,539    $(23,933)   $ 5,870       $ 13,478     $   --      $  (3,046)
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                               --       32,527          3         15,073         --         47,603
   Loss from the disposal of fixed assets                      --         --         --              335         --            335
   Net extraordinary loss on early extinguishment            5,569        --         --              --          --          5,569
    of debt
   Change in accounts receivable                               --       (5,352)    (6,510)         6,588         --         (5,274)
   Change in inventories                                       --       (6,892)      --           14,479         --          7,587
   Change in prepaid and other current assets                  --         (856)      --          (12,001)        --        (12,857)
   Change in other assets                                      --      (12,305)      --             (361)        --        (12,666)
   Change in accounts payable                                  --       14,014       (256)        (4,930)        --          8,828
   Change in accrued expenses                                2,832        (646)       893          5,216         --          8,295
   Change in pension liabilities and other                     --       (1,666)      --           10,295         --          8,629
   Change in deferred taxes                                    --       (1,123)      --           (6,581)        --         (7,704)
                                                         ---------     -------    -------       --------     --------    ---------
   Net cash provided by (used in)
    Operating activities                                     9,940       6,232       --           41,591         --         45,299

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of subsidiaries, net of cash acquired               --      (469,644)      --           18,802         --       (450,842)
 Capital expenditures                                         --       (17,558)      --          (16,992)        --        (34,550)
 Net activity in investments in and advances to (from)
  subsidiaries and affiliates                             (544,949)    531,909       --           13,040         --           --
 Proceeds from sale of fixed assets                           --          --         --              692         --            692
   Unrealized gain on investments                           (6,990)       --         --             (303)        --         (7,293)
                                                         ---------     -------    -------       --------     --------    ---------
 Net cash used in investing activities                    (551,939)     44,707       --           15,239         --       (491,993)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayments) borrowings under revolving credit
  facility                                                 (25,213)       --         --              (71)        --        (25,284)
 Net proceeds from issuance of debt                        650,000        --         --              --          --        650,000
 Payment for early extinguishment of debt                  (82,788)       --         --              --          --        (82,788)
 Debt issuance fees                                           --       (27,731)      --              --          --        (27,731)
 Principal payments on debt                                   --        (2,377)      --          (50,926)        --        (53,303)
                                                         ---------     -------    -------       --------     --------    ---------
 Net cash (used in) provided by
  financing activities                                     541,999     (30,108)      --          (50,997)        --        460,894

Effect of exchange rate changes on cash and cash
 Equivalents                                                  --          --         --           (1,126)        --         (1,126)


                NET INCREASE IN CASH                          --         8,367       --            4,707         --         13,074

CASH AT BEGINNING OF PERIOD                              $    --     $      60    $  --         $     70     $   --      $     130
                                                         ---------     -------    -------       --------     --------    ---------
CASH AT END OF PERIOD                                    $    --     $   8,427    $  --         $  4,777     $   --      $  13,204
                                                         =========     =======    =======       ========     ========    =========

1999 NOTES:

     The following condensed consolidating financial information presents:

     (1) Condensed consolidating financial statements as of September 30, 2000, December 31, 1999 and September 30, 1999 and for the three and nine month period ended September 30, 2000 and September 30, 1999, of (a) Venture, the sole issuer of the 1999 Notes, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

     (2) Elimination entries necessary to consolidate Venture and the guarantor subsidiaries with the nonguarantor subsidiaries.



CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)


                                                           GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                             VENTURE     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTAL
                                             -------     ------------   ------------   ------------    -----
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents               $         --   $         --  $       7,765  $        --  $      7,765
   Accounts receivable, net                          --        185,819        143,028           --       328,847
   Inventories                                       --         60,006         95,024           --       155,030
   Investments                                    6,016             --            370           --         6,386
   Prepaid and other current assets                  --         30,945         32,612           --        63,557
                                           ------------   ------------  -------------  -----------  ------------
                 Total current assets             6,016        276,770        278,799           --       561,585

Property, Plant and Equipment, Net                   --        190,931        334,108           --       525,039
Intangible Assets, Net                               --         48,723         88,031           --       136,754
Other Assets                                     13,691         58,232         17,449           --        89,372
Deferred Tax Assets                                  --         10,725         66,110           --        76,835
Net Investment in and advances to (from)
  subsidiaries & affiliates                     940,121      (522,969)      (200,860)     (216,292)           --
                                           ------------   ------------  -------------  -----------  ------------
Total Assets                               $    959,828   $     62,412  $     583,637  $  (216,292) $  1,389,585
                                           ============   ============  =============  ===========  ============

LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
   Accounts payable                        $         --   $     48,882  $     137,032  $        --  $    185,914
   Accrued interest                              15,339             --            246           --        15,585
   Accrued expenses                                  --         10,076        101,329           --       111,405
   Current portion of long term debt             16,549            604          9,500           --        26,653
                                           ------------   ------------  -------------  -----------  ------------
                 Total current liabilities       31,888         59,562        248,107           --       339,557

Pension Liabilities & Other                          --          6,709         45,469           --        52,178
Deferred Tax Liabilities                             --         11,507         49,895           --        61,402
Long Term Debt                                  850,476          1,146         31,219           --       882,841
                                           ------------   ------------  -------------  -----------  ------------
   Total liabilities                            882,364         78,924        374,690           --
                                                                                                       1,335,978

Commitments and Contingencies                        --             --             --           --            --

Member's Equity:
   Member's equity                               77,464       (16,512)        220,535     (216,292)       65,195
   Accumulated other comprehensive income-
    cumulative translation adjustments               --             --       (11,588)           --      (11,588)
                                           ------------   ------------  -------------  -----------  ------------
Member's Equity                                  77,464       (16,512)        208,947     (216,292)       53,607
                                           ------------   ------------  -------------  -----------  ------------
Total Liabilities and Member's Equity      $    959,828   $     62,412  $     583,637  $  (216,292) $  1,389,585
                                           ============   ============  =============  ===========  ============

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)


                                                                    GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                                       VENTURE     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    TOTAL
                                                       -------     ------------  ------------   ------------    -----
ASSETS
------
CURRENT ASSETS:
        Cash and cash equivalents                    $         --   $        26  $       7,366  $        --  $      7,392
        Accounts receivable, net                               --       188,916        122,428           --       311,344
        Inventories                                            --        48,936        105,684           --       154,620
        Investments                                        40,501            --             --           --        40,501
        Prepaid and other current assets                       --        20,051         33,810           --        53,861
                                                     ------------   ------------  -------------  -----------  ------------
                 Total current assets                      40,501       257,929        269,288           --       567,718

Property, Plant and Equipment, Net                             --       193,214        369,624           --       562,838
Intangible Assets, Net                                         --        50,140        121,950           --       172,090
Other Assets                                                   --        64,620         17,884           --        82,504
Deferred Tax Assets                                            --        11,711         18,115           --        29,826
Net Investment in and advances to (from)
  subsidiaries & affiliates                               873,454      (464,308)      (192,854)    (216,292)           --
                                                     ------------   ------------  -------------  -----------  ------------

Total Assets                                         $    913,955   $   113,306  $     604,007  $  (216,292) $  1,414,976
                                                     ============   ============  =============  ===========  ============

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                             $         --   $    57,900  $     136,696  $        --  $    194,596
        Accrued interest                                   13,228            --            175           --        13,403
        Accrued expenses                                       --        17,760         90,893           --       108,653
        Current portion of long term debt                  51,800         1,021         15,547           --        68,368
                                                     ------------   ------------  -------------  -----------  ------------
                 Total current liabilities                 65,028        76,681        243,311           --       385,020

Pension Liabilities & Other                                    --         6,239         51,375           --        57,614
Deferred Tax Liabilities                                       --        12,054         47,377           --        59,431
Long Term Debt                                            806,650         1,496         43,862           --       852,008
                                                     ------------   ------------  -------------  -----------  ------------
        Total liabilities                                 871,678        96,470        385,925           --     1,354,073

Commitments and Contingencies                                  --            --             --           --            --

Member's Equity:
        Member's equity                                    42,277        16,832        220,523     (216,292)       63,340
        Accumulated other comprehensive income-
         cumulative translation adjustments                    --             4         (2,441)          --        (2,437)
                                                     ------------   ------------  -------------  -----------  ------------

Member's Equity                                            42,277        16,836        218,082     (216,292)       60,903
                                                     ------------   ------------  -------------  -----------  ------------

Total Liabilities and Member's Equity                $    913,955   $   113,306  $     604,007  $  (216,292) $  1,414,976
                                                     ------------   ------------  -------------  -----------  ------------

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS)


                                                                     GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                                        VENTURE     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    TOTAL
                                                        -------     ------------  ------------   ------------    -----
ASSETS
------
CURRENT ASSETS:
        Cash and cash equivalents                     $         --   $     8,427  $       4,777  $        --  $     13,204
        Accounts receivable, net                                --       202,011        177,670           --       379,681
        Inventories                                             --        57,663        107,790           --       165,453
        Investments                                          6,989            --             --           --         6,989
        Prepaid and other current assets                        --         8,201         41,158           --        49,359
                                                      ------------   -----------  -------------  -----------  ------------
                 Total current assets                        6,989       276,302        331,395           --       614,686

Property, Plant and Equipment, Net                              --       196,292        421,887           --       618,179
Intangible Assets, Net                                          --        50,615         32,290           --        82,905
Other Assets                                                    --        54,000         12,926           --        66,926
Deferred Tax Assets                                             --        14,139          4,366           --            --
Net Investment in and advances to (from)
  subsidiaries & affiliates                                916,531      (431,934)     (268,305)     (216,292)       18,505
                                                      ------------   -----------  -------------  -----------  ------------
Total Assets                                          $    923,520   $   159,414  $     534,559  $  (216,292) $  1,401,201
                                                      ============   ===========  =============  ===========  ============

LIABILITIES AND MEMBER'S EQUITY
-------------------------------
CURRENT LIABILITIES:
        Accounts payable                              $         --   $    66,035  $     131,627  $        --  $    197,662
        Accrued interest                                    16,219            --             --           --        16,219
        Accrued expenses                                        --        14,540         76,552           --        91,092
        Current portion of long term debt                    6,950           971         11,065           --        18,986
                                                      ------------   -----------  -------------  -----------  ------------
                 Total current liabilities                  23,169        81,546        219,244           --       323,959

Pension Liabilities & Other                                     --         5,589         32,851           --        38,440
Deferred Tax Liabilities                                        --        11,622          6,985           --        18,607
Long Term Debt                                             898,812         1,607         45,617           --       946,036
                                                      ------------   -----------  -------------  -----------  ------------
        Total liabilities                                  921,981       100,364        304,697           --     1,327,042

Commitments and Contingencies                                   --            --             --           --            --

Member's Equity:
        Member's equity                                      1,539        59,787        229,770     (216,292)       74,804
        Accumulated other comprehensive income-
         minimum pension liability in excess of
         unrecognized prior service cost, net of tax            --         (737)             --           --         (737)
        Accumulated other comprehensive income-
         cumulative translation adjustments                     --            --             92           --            92
                                                      ------------   -----------  -------------  -----------  ------------

Member's Equity                                              1,539        59,050        229,862     (216,292)       74,159
                                                      ------------   -----------  -------------  -----------  ------------

Total Liabilities and Member's Equity                 $    923,520   $   159,414  $     534,559  $  (216,292) $  1,401,201
                                                      ============   ===========  =============  ===========  ============

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)



                                                            GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                              VENTURE     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    TOTAL
                                              -------     ------------  ------------   ------------    -----
       NET SALES                            $         --  $    618,650  $     955,501   $  (180,048) $  1,394,103
       COST OF PRODUCT SOLD                           --       563,223        840,075      (180,048)    1,223,250
                                            ------------  ------------  -------------   -----------  ------------
            GROSS PROFIT                              --        55,427        115,426           --        170,853

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                      --        43,922         61,866           --        105,788
       PAYMENTS TO BENEFICIARY IN LIEU OF
         TAXES                                     1,165            --             --           --          1,165
                                            ------------  ------------  -------------   -----------  ------------
             (LOSS) INCOME FROM OPERATIONS       (1,165)        11,505         53,560           --         63,900

       INTEREST EXPENSE                           69,462          (49)          6,428           --         75,841
       INTERCOMPANY INTEREST ALLOCATION         (69,462)        45,211         24,251           --             --
       OTHER (INCOME) EXPENSE                   (36,352)         (254)         53,554           --         16,948
                                            ------------  ------------  -------------   -----------  ------------
              INCOME (LOSS) BEFORE TAXES          35,187      (33,403)        (30,673)          --       (28,889)

       TAX  BENEFIT                                   --          (59)        (31,421)          --       (31,480)
       MINORITY INTEREST                              --            --            736           --            736
                                            ------------  ------------  -------------   -----------  ------------
               NET INCOME (LOSS)            $     35,187  $   (33,344)  $          12   $       --   $      1,855
                                            ============  ============  =============   ===========  ============





CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)



                                                            GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                              VENTURE     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    TOTAL
                                              -------     ------------  ------------   ------------    -----
       NET SALES                            $         --  $    182,280  $     311,489   $  (63,372) $    430,397
       COST OF PRODUCT SOLD                           --       173,263        281,362      (63,372)      391,253
                                            ------------  ------------  -------------   ----------- ------------
            GROSS PROFIT (LOSS)                       --         9,017         30,127           --        39,144

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                      --        16,506         15,618           --        32,124
       PAYMENTS TO BENEFICIARY IN LIEU OF
         TAXES                                        --            --             --           --            --
                                            ------------  ------------  -------------   ----------- ------------
             (LOSS) INCOME FROM OPERATIONS            --       (7,489)         14,509           --         7,020

       INTEREST EXPENSE                           23,630          (49)          1,845           --        25,426
       INTERCOMPANY INTEREST ALLOCATION         (23,630)        12,392         11,238           --            --
       OTHER (INCOME) EXPENSE                   (14,237)       (2,380)         35,529           --        18,912
                                            ------------  ------------  -------------   ----------- ------------
              INCOME (LOSS) BEFORE TAXES          14,237      (17,452)       (34,103)           --      (37,318)

       TAX  PROVISION (BENEFIT)                       --          (28)       (29,637)           --      (29,665)
       MINORITY INTEREST                              --            --            256           --           256
                                            ------------  ------------  -------------   ----------- ------------
               NET INCOME (LOSS)            $     14,237  $   (17,424)  $     (4,722)   $       --  $    (7,909)
                                            ============  ============  =============   =========== ============

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS)



                                                            GUARANTOR   NONGUARANTOR                 CONSOLIDATED
                                              VENTURE     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                              -------     ------------  ------------   ------------     -----
       NET SALES                            $         --  $    630,708  $     430,046   $  (180,913) $    879,841
       COST OF PRODUCT SOLD                           --       581,266        372,428      (180,913)      772,781
                                            ------------  ------------  -------------   -----------  ------------
            GROSS PROFIT                              --        49,442         57,618           --        107,060
       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                      --        37,529         35,277           --         72,806
       PAYMENTS TO BENEFICIARY IN LIEU OF
          TAXES                                      252            --             --           --            252
                                            ------------  ------------  -------------   -----------  ------------
             (LOSS) INCOME FROM OPERATIONS         (252)        11,913         22,341           --         34,002
       INTEREST EXPENSE                           44,867           129            851           --         45,847
       INTERCOMPANY INTEREST ALLOCATION         (44,867)        38,683          6,184           --             --
       OTHER EXPENSE (INCOME)                    (7,360)       (7,633)            787           --       (14,206)
                                            ------------  ------------  -------------   -----------  ------------
              (LOSS) INCOME BEFORE TAXES           7,108      (19,266)         14,519           --          2,361
       TAX  (BENEFIT) PROVISION                       --       (1,203)            509           --          (615)
       MINORITY INTEREST                              --            --            453           --            453
                                            ------------  ------------  -------------   -----------  ------------
             NET (LOSS) INCOME BEFORE
                  EXTRAORDINARY LOSS               7,108      (18,063)         13,478           --          2,523
       EXTRAORDINARY LOSS ON EARLY
         EXTINGUISHMENT OF DEBT                    5,569            --             --           --          5,569
                                            ------------  ------------  -------------   -----------  ------------
               NET (LOSS) INCOME            $      1,539  $   (18,063)  $      13,478   $       --   $    (3,046)
                                            ============  ============  =============   ===========  ============


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS)


                                                                  GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                                     VENTURE    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    TOTAL
                                                     -------    ------------   ------------    ------------    -----

       NET SALES                                   $        --  $    182,912   $      318,668  $  (61,534)  $    440,046
                                                   -----------  ------------   --------------  ----------   ------------
       COST OF PRODUCT SOLD                                 --       185,026          269,533     (61,534)       393,025
                                                   -----------  ------------   --------------  ----------   ------------
           GROSS PROFIT                                     --       (2,114)           49,135          --         47,021
       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                            --        10,681           27,901          --         38,582
       PAYMENTS TO BENEFICIARY IN LIEU OF
         TAXES                                             175            --               --          --            175
                                                   -----------  ------------   --------------  ----------   ------------
           (LOSS) INCOME FROM                            (175)      (12,795)           21,234          --          8,264
       OPERATIONS
       INTEREST EXPENSE                                 20,661         1,234          (1,076)          --         20,819
       INTERCOMPANY INTEREST ALLOCATION               (20,661)        14,477            6,184          --             --
       OTHER EXPENSE (INCOME)                           12,533       (7,382)              543          --          5,694
                                                   -----------  ------------   --------------  ----------   ------------
            (LOSS) INCOME BEFORE TAXES                (12,708)      (21,124)           15,583          --       (18,249)
       TAX (BENEFIT) PROVISION                              --       (1,347)              327          --        (1,020)
       MINORITY INTEREST                                    --            --              424          --            424
                                                   -----------  ------------   --------------  ----------   ------------
          NET (LOSS) INCOME BEFORE                    (12,708)      (19,777)           14,832          --       (17,653)
                EXTRAORDINARY LOSS
       EXTRAORDINARY LOSS ON EARLY
         EXTINGUISHMENT OF DEBT                             --            --               --          --             --
                                                   -----------  ------------   --------------  ----------   ------------
            NET (LOSS) INCOME                      $  (12,708)  $   (19,777)   $       14,832  $       --   $   (17,653)
                                                   ===========  ============   ==============  ==========   ============

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)

                                                                               GUARANTOR      NONGUARANTOR              CONSOLIDATED
                                                                 VENTURE      SUBSIDIARIES    SUBSIDIARIES ELIMINATIONS     TOTAL
                                                                 -------      ------------    ------------ ------------     -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $ 35,187        $(33,344)       $     12        $--        $  1,855
     Adjustments to reconcile net
     income to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                             1,158          34,911          36,170         --          72,242
         Unrealized loss on currency exchange                       --             3,343          56,391         --          59,734
         Change in accounts receivable                              --             3,098         (20,600)        --         (17,502)
         Change in inventories                                      --           (11,069)         10,660         --            (409)
         Change in prepaid and other current assets                 --           (12,255)          1,198         --         (11,057)
         Change in other assets                                  (14,849)         (7,691)         34,354         --          11,814
         Change in accounts payable                                 --            (9,019)            336         --          (8,683)
         Change in accrued expenses                                2,111         (15,251)         10,507         --          (2,633)
         Change in pension liabilities and others                   --               470          (5,906)        --          (5,436)
         Change in deferred taxes                                   --             8,208         (45,477)        --         (37,269)
                                                                --------        --------        --------        ----       --------
         Net cash provided by (used in operating
           Activities                                             23,607         (38,596)         77,645         --          62,656

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                           --           (20,980)        (45,436)        --         (66,416)
     Net activity in investments in and advances (from)
         subsidiaries and affiliates                             (69,356)         60,138           9,218         --            --
     Proceeds from sale of fixed assets                                             --               206         --             206
     Unrealized loss on investments                               37,174            --              --           --          37,174
                                                                --------        --------        --------        ----       --------
     Net cash (used in) provided by investing activities         (32,182)         39,158         (36,012)        --         (29,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit
        facility                                                  66,500            --              --           --          66,500
     Principal payments on debt                                  (57,925)           (588)        (18,869)        --         (77,382)
                                                                --------        --------        --------        ----       --------
     Net cash provided by (used in) financing activities           8,575            (588)        (18,869)        --         (10,882)

Effect of exchange rate changes on cash and cash
  Equivalents                                                       --              --           (22,365)        --         (22,365)

         NET (DECREASE) INCREASE IN CASH                            --               (26)            399         --             373

CASH AT BEGINNING OF PERIOD                                     $   --          $     26        $  7,366        $--        $  7,392
                                                                --------        --------        --------        ----       --------

CASH AT END OF PERIOD                                           $   --          $   --          $  7,765        $--        $  7,765
                                                                ========        ========        ========        ====       ========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                  GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                       VENTURE   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                     ---------   ------------   ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                      $   1,539     $  (18,123)    $  13,478   $         --   $   (3,046)
     Adjustments  to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                          --         32,530        15,073             --       47,603
     Loss  from  the disposal of
     fixed assets                                           --             --           335                         335
     Net extraordinary loss on
     early extinguishment
     of debt                                             5,569             --            --             --        5,569
     Change in accounts receivable                          --        (11,862)        6,588             --       (5,274)
     Change in inventories                                  --         (6,892)       14,479             --        7,587
     Change in prepaid and other current assets             --           (856)      (12,001)            --      (12,857)
     Change in other assets                                 --        (12,305)         (361)            --      (12,666)
     Change in accounts payable                             --         13,758        (4,930)            --        8,828
     Change in accrued expenses                          2,832            247         5,216             --        8,295
     Change in pension liabilities
     and other                                              --         (1,666)       10,295             --        8,629
     Change in deferred taxes                               --         (1,123)       (6,581)            --       (7,704)
                                                     ---------      ---------     ---------      ---------    ---------
     Net cash provided by (used in)
      Operating activities                               9,940         (6,232)       41,591             --       45,299

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase  of  subsidiaries,  net of
     cash acquired                                          --       (469,644)       18,802             --     (450,842)
     Capital expenditures                                   --        (17,558)      (16,992)            --      (34,550)
     Net activity in  investments in and
     advances to (from) subsidiaries and affiliates   (544,949)       531,909        13,040             --           --
     Proceeds from sale of fixed assets                     --             --           692             --          692
     Unrealized gain on investments                     (6,990)            --          (303)            --       (7,293)
                                                     ---------      ---------     ---------      ---------     --------
     Net cash used in investing activities            (551,939)        44,707        15,239             --     (491,993)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings under
     revolving credit facility                         (25,213)            --           (71)            --      (25,284)

     Net proceeds from issuance of debt                650,000             --            --                     650,000
     Payment for early extinguishment
         of debt                                       (82,788)                          --             --      (82,788)
     Debt issuance fees                                     --        (27,731)           --             --      (27,731)
     Principal payments on debt                             --         (2,377)      (50,926)            --      (53,303)
                                                     ---------      ---------     ---------      ---------    ---------
     Net cash (used in) provided by
       financing activities                            541,999        (30,108)      (50,997)            --      460,894

Effect of exchange  rate changes on cash
and cash Equivalents                                        --            --         (1,126)            --       (1,126)

         NET INCREASE IN CASH                               --         8,367          4,777             --       13,074

CASH AT BEGINNING OF PERIOD                          $      --     $      60     $       70     $       --    $     130
                                                     ---------     ---------     ----------     ----------    ---------
CASH AT END OF PERIOD                                $      --     $   8,427     $    4,777     $       --    $  13,204
                                                     =========     =========     ==========     ==========    =========


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


                                                     Three months ended    Nine months ended
                                                        September 30,        September 30,
                                                       2000      1999      2000      1999
                                                       ----      ----      ----      ----
Net sales                                              100.0%    100.0%    100.0%    100.0%
Cost of products sold                                   90.9      89.3      87.7      87.8
                                                     -------   -------   -------   -------
Gross profit                                             9.1      10.7      12.3      12.2
Selling, general and administrative expense              7.5       8.8       7.6       8.3
Payments to beneficiary in lieu of taxes                 0.0       0.0       0.1       0.0
                                                     -------   -------   -------   -------
Income from operations                                   1.6       1.9       4.6       3.9
Interest expense                                         5.9       4.7       5.5       5.2
Other expense (income)                                   4.4       1.3       1.2      (1.6)
                                                     -------   -------   -------   -------
(Loss) Income before taxes                              (8.7)     (4.1)     (2.1)      0.3
Tax benefit                                             (7.0)     (0.2)     (2.3)     (0.1)
Minority interest                                        0.1       0.1       0.1       0.1
                                                     -------   -------   -------   -------
Net (loss) income before extraordinary loss             (1.8)     (4.0)      0.1       0.3
Extraordinary loss on early extinguishment of debt       0.0       0.0       0.0       0.6
                                                     -------   -------   -------   -------
Net (loss) income                                       (1.8)%    (4.0)%     0.1%     (0.3)%
                                                     =======   =======   =======   =======




THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES. Net sales for the third quarter of 2000 decreased $9.6 million, or 2.2%, from the third quarter of 1999. Domestically, sales decreased $6.3 million, or 5.0%, due primarily to lower manufactured parts sales as compared to the comparable period in the prior year. Sales for Peguform decreased $3.3 million, or 1.1%, as compared to the comparable period in the prior year. The decrease in Peguform's sales is primarily the result of unfavorable exchange rate fluctuations primarily related to the Euro devaluation partially offset by a net increase in sales volumes in Europe as compared to the prior year.

GROSS PROFIT. Gross profit for the third quarter of 2000 decreased $7.9 million to $39.1 million compared to $47.0 million for the third quarter of 1999. As a percentage of net sales, gross profit decreased to 9.1% for the third quarter of 2000 from 10.7% for the third quarter of 1999. Domestically, there was an increase in the gross profit margin to 7.6% from a negative gross profit margin of (0.2)% in the third quarter of 1999. The domestic gross profit margin was lower in the third quarter of 1999 due to a $1.9 million retroactive sales price adjustment and several significant new model launch problems. Peguform's gross profit margin for the third quarter of 2000 was 9.7% as compared to 15.1% in the third quarter of 1999. The gross profit margin for Peguform was increased during the third quarter of 1999 due to certain productivity recoveries which were originally incurred in the second quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the third quarter of 2000 decreased $6.5 million, or 16.7%, to $32.1 million compared to $38.6 million for the third quarter of 1999. As a percentage of net sales, selling, general and administrative expense decreased to 7.5% for the third quarter of 2000 as compared to 8.8% for the third quarter of 1999. The decrease is primarily attributable to a reduction of corporate expenses at the Company's German operations.

INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the third quarter of 2000 decreased $1.2 million to $7.0 million, as compared to $8.3 million for the third quarter of 1999. As a percentage of net sales, income from operations decreased to 1.6% for the third quarter of 2000 from 1.9% for the third quarter of 1999.

INTEREST EXPENSE. Third quarter interest expense increased $4.6 million, or 22.1%, to $25.4 million in 2000 as compared to interest expense of $20.8 million in 1999. The increase is the result of several factors, including: (1) an increase in variable interest rates partially offset by reduced borrowings, (2) a $0.8 million increase as the result of interest rate swap agreements, and (3) non-cash deferred interest asset amortization of $1.2 million. See Note 5 of Notes to Consolidated Financial Statements.

OTHER EXPENSE (INCOME). Other expense for the third quarter of 2000 is primarily composed of $10.4 million from financial instruments, $5.9 million from realized currency exchange gains, and expense of $36.5 million from unrealized currency exchange losses offset by income of $1.4 million from interest and other income. See Note 5 of Notes to Consolidated Financial Statements. Other (expense) income during the third quarter of 1999 was primarily composed of $(12.5) from financial instruments, offset by approximately $7.2 million in currency exchange gains during the quarter.

TAX BENEFIT. The tax benefit of $29.7 million for the third quarter of 2000 is primarily the result of the Company's European operations which generated a taxable loss for the respective period, primarily due to currency losses. The tax benefit of $1.0 million for the third quarter of 1999 was composed of a tax benefit of $1.3 million relating to Venture Holdings Corporation offset by a tax provision of $0.3 million for the Peguform operations.

NET LOSS. Due to the foregoing, the net loss for the third quarter of 2000 decreased to $7.9 million compared to net loss of $17.7 million for the third quarter of 1999.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES. Net sales for the first nine months of 2000 increased $514.3 million, or 58.4%, from the first nine months of 1999. This increase was largely due to the addition of Peguform's sales during the first nine months of 2000 compared to Peguform's sales for only four months in 1999. Domestically, sales decreased $8.6 million, or 1.9%, due primarily to lower manufactured parts sales as compared to the comparable period in the prior year.

GROSS PROFIT. Gross profit for the first nine months of 2000 increased $63.8 million to $170.9 million compared to $107.1 million for the first nine months of 1999. As a percentage of net sales, gross profit was comparable with the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the first nine months of 2000 increased $33.0 million, or 45.3%, to $105.8 million compared to $72.8 million for the first nine months of 1999. As a percentage of net sales, selling, general and administrative expense decreased to 7.6% for the first nine months of 2000 as compared to 8.3% for the first nine months of 1999. The decrease is attributable to the impact of Peguform's lower selling, general and administrative expense as a percentage of net sales, relative to Venture's, being included in the operating results during the first nine months of 2000 compared to only four months in 1999.

INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the first nine months of 2000 increased $29.9 million, or 87.9%, to $63.9 million, compared to $34.0 million for the first nine months of 1999. As a percentage of net sales, income from operations increased to 4.6% for the first nine months of 2000 from 3.9% for the first nine months of 1999.

INTEREST EXPENSE. Interest expense for the first nine months of 2000 increased $30.0 million, or 65.4%, to $75.8 million as compared to $45.8 million for the first nine months of 1999. The increase is primarily the result of the increased debt associated with the Peguform Acquisition.

OTHER EXPENSE (INCOME). Other expense for the first nine months of 2000 is primarily composed of expense of $59.7 million from unrealized currency exchange losses offset by income of $32.2 million from financial instruments; $7.4 million from realized currency exchange gains; and $3.2 million from interest and other income. See Note 5 of Notes to Consolidated Financial Statements. Other income during the first nine months of 1999 was primarily composed of income of $7.0 million from financial instruments and $7.2 million in currency exchange gains.

TAX BENEFIT. The tax benefit of $31.5 million for the first nine months of 2000 is primarily the result of the Company's European operations which generated a taxable loss for the respective period, primarily due to currency losses. The tax benefit of $0.6 million for the first nine months of 1999 was composed of a tax benefit of $1.2 million relating to Venture Holdings Corporation and a tax provision of $0.6 million for the Peguform operations.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. In connection with the issuance of the 1999 Notes, the Company redeemed its 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest which resulted in an extraordinary loss of $5.6 million ($3.8 million prepayment penalty plus unamortized deferred financing costs of $1.8 million) for the nine months ended September 30, 1999.

NET INCOME. Due to the foregoing, net income for the first nine months of 2000 increased $4.8 million to $1.9 million compared to a loss of $3.0 million for the first nine months of 1999.


LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

The Company's consolidated working capital was $222.0 million at September 30, 2000, compared to $290.7 million at September 30, 1999, a decrease of $68.7 million. The Company's working capital ratio decreased to 1.65x at September 30, 2000 from 1.90x at September 30, 1999. The decrease is due to (1) a decrease in current assets, primarily accounts receivable, and (2) an increase in current liabilities, primarily accrued expenses. Net cash provided by operating activities was $62.7 million for the nine months ended September 30, 2000 compared to $45.3 million for the nine months ended September 30, 1999. The increase in cash provided by operations is largely due to a realized $42 million gain on the termination of cross-currency swap agreements.

Capital expenditures were $66.4 million for the nine months ended September 30, 2000 compared to $34.6 million for the same period in 1999. The Company continues to upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment.

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

Net cash used in financing activities was $10.9 million for the nine months ended September 30, 2000 compared to net cash provided by financing activities of $460.9 million for the same period in 1999. The fluctuation primarily relates to the refinancing of certain existing debt and the issuance of new debt to make the Peguform acquisition during the second quarter of 1999 and the payments made during the nine months ended September 30, 2000 to reduce outstanding borrowings.

In March 2000, the Company applied a prepayment of $42 million to the 18-month interim term loan which matures on November 27, 2000. In July 2000, the Company applied additional $8 million and $2 million prepayments to the 18-month interim term loan, reducing the principal balance to $73 million. See Notes 4 and 5 of Notes to Consolidated Financial Statements. The Company intends to repay the remaining principal balance of the 18-month interim term loan with the proceeds under a European non-recourse factoring program supplemented with, if necessary, proceeds under the revolving credit facility.

The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175.0 million less the amount of any letters of credit issued against the credit agreement. At September 30, 2000 the Company had $72 million outstanding with $94.3 million still available under the revolving credit facility. The credit agreement and documents governing the Company's $205 million in principal amount of 9 1/2% senior notes due 2005, $125 million in principal amount of 11% senior notes due 2007 and $125 million in principal amount of 12% senior subordinated notes due 2009 contain various covenants. As of September 30, 2000, the Company was in compliance with all such covenants.

Obligations under the credit agreement are jointly and severally guaranteed by the Company's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of the Company and its domestic subsidiaries. The credit agreement became effective May 27, 1999, contemporaneously with the completion of the Peguform Acquisition.

In March 2000, the Company terminated its cross-currency swap agreements within each of its three original cross-currency interest rate swap agreements and realized a cash gain of $42.0 million. The entire cash proceeds were applied as a prepayment of the Company's $125 million interim term loan. At December 31, 1999, these financial instruments had an estimated fair market value of $27.1 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $27.1 million being recorded in other income. Accordingly, as a result of the termination of the cross-currency swap agreements, the net impact on earnings for the nine months ended September 30, 2000 is an increase in other income of $14.9 million, which is comprised of a realized gain of $42.0 million, offset by an unrealized loss of $27.1 million during 1999. For the three and nine months ended September 30, 1999, the non-cash change in fair market value of the cross-currency swap agreements resulted in $20.8 million and $3.3 million of other expense.

The cross-currency swap agreements were replaced with a twelve-month foreign exchange collar. The collar is designed to reduce the economic risk to the Company of Euro to US dollar exchange movements. The notional amount of each of the put and call sides of the foreign currency exchange collar was originally 500 million Euros. During July 2000, the Company terminated the put side of its foreign currency exchange collar and received $10.9 million. The Company used $2.7 million of the proceeds to purchase a replacement put to protect against any large devaluations in the Euro. The notional amount of the replacement put is 400 million Euros. The Company applied $8.0 million of the net cash proceeds as a prepayment of the 18-month interim term loan. See Note 4 of Notes to Consolidated Financial Statements. The estimated fair market value of the resulting financial instrument is $6.0 million, and is recorded as an investment on the balance sheet as of September 30, 2000. The corresponding $0.5 million and $(3.3) million non-cash change in estimated fair market value is recorded in other expense (income) for the three and nine months ended September 30, 2000, respectively.

One of the interest rate swap agreements within each of the original cross-currency interest rate swap agreements was accounted for using settlement accounting. The cash flows from these interest rate swap agreements was accounted for as adjustments to interest expense. For the three and nine months ended September 30, 2000, these interest rate swap agreements resulted in an increase to interest expense of $48,000 and $500,000, respectively. For the three and nine months ended September 30, 1999, these interest rate swap agreements resulted in a decrease to interest expense of $1.0 million and $1.1 million, respectively. During July 2000, the Company paid $14.9 million to terminate these financial instruments. This amount has been capitalized and will be amortized into interest expense over the terms of the original interest rate swap agreements. For each of the three and nine months ended September 30, 2000, interest expense includes $1.2 million of this deferred interest asset amortization.

The other interest rate swap agreements within each of the original cross-currency interest rate swap agreements did not meet all the criteria for settlement accounting under generally accepted accounting principles. The cash flows from these interest rate swap agreements are included in other income. For the three and nine months ended September 30, 1999, the non-cash change in estimated fair market value of these financial instruments of $8.3 million and $10.3 million, respectively, was recorded as other income. During July 2000, the Company terminated these financial instruments and realized a cash gain of $16.9 million plus interest income of $0.1 million.

At December 31, 1999, these financial instruments had an estimated fair market value of $13.4 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $13.4 million being recorded in other income during 1999. At June 30, 2000, these financial instruments had an estimated fair market value of $16.9 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $3.5 million being recorded in other income. Accordingly, as a result of the termination of these interest rate swap agreements, the net impact on earnings for the nine months ended September 30, 2000 is an increase in other income of $3.5 million, which is comprised of a realized gain of $16.9 million, offset by an unrealized loss of $13.4 million.

The Company has also entered into interest rate swap agreements with a notional value of $55 million to mitigate the risk associated with changing interest rates on certain floating rate debt. These interest rate swap agreements are accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $141,000 and $645,000 of additional interest expense for the nine months ended September 30, 2000 and 1999, respectively. The impact of these interest rate swap agreements resulted in $36,000 of reduced interest expense for the three months ended September 30, 2000 and $193,000 of additional interest expense for the three months ended September 30, 1999.

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

NEW ACCOUNTING STANDARDS

In June 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard was to be applied in the first quarter of the Company's fiscal year beginning January 1, 2000. In July 1999 the FASB approved SFAS No. 137, which delayed the implementation date for SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. The effect of such statements on the Company's financial position and results of operations during 2001, if any, will depend in part on future derivative transactions entered into prior to January 1, 2001, and the fair value of the derivatives held as of such date, and therefore is not determinable at this time.

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

The Task Force concluded that the provisions of this consensus may be applied prospectively for costs incurred after December 31, 1999. At September 30, 2000, other assets includes approximately $15.2 million of design and development costs for which customer reimbursement is anticipated but not contractually guaranteed. These costs will continue to be amortized over the future periods as they are reimbursed by the Company's customers. The Company has adopted the provisions of this consensus by expensing all design and development costs incurred after December 31, 1999.

In December 1999, the SEC released Staff Accounting Bulletin (SAB) No. 101 entitled Revenue Recognition. The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The SAB also discusses the basic criteria that should be met before registrants can record revenue. Management believes the Company is in compliance with the revenue recognition requirements of SAB No. 101.

* * * * * * *

The foregoing discussion in MD&A includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; the ability of the Company to sustain, manage or forecast its growth; the size, timing and mix of purchases of the Company's products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; unfavorable currency exchange rates relative to the U.S. dollar; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; and control and the level of affiliated transactions.


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

FOREIGN CURRENCY EXCHANGE RATE RISK. The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company's most significant foreign currency exposures relate to Germany, Spain, France, the United Kingdom, the Czech Republic, Mexico, Brazil and Canada. As of September 30, 2000, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $6.0 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $7.8 million. The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

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


PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company has been involved in legal proceedings with the Michigan Department of Environmental Quality concerning the emissions from its Grand Blanc paint facility. In October 1999, the parties to the litigation reached an agreement in principle to settle the case by the installation of full pollution abatement equipment at the Grand Blanc facility and payment by the Company of $1.1 million. The agreement was subject to several conditions, primarily rezoning of the property, which have now been resolved. In February of 2000, rezoning approval was granted for the new equipment. In February of 2000, the Company applied for new permits for the installation of the equipment. The Company is still negotiating a consent decree with the Michigan Department of Environmental Quality and had expected this to be completed in the third quarter of 2000. The Company now expects the consent decree to be completed in the fourth quarter of 2000. The Company is proceeding with necessary steps to complete the installation of the additional abatement equipment by the third quarter of 2001, now estimated at approximately $9 million.

In December 1999, the Michigan Department of Environmental Quality contacted the Grand Blanc facility relating to the classification of wastes leaving the facility. The Company has been discussing the issue with the Michigan Department of Environmental Quality and has been conducting tests of the waste. As a result of the contact and to avoid future liability, the Company has voluntarily changed the classification of the waste on all subsequent disposals even though the Company disagreed with the Michigan Department of Environmental Quality. In addition, the Company is changing materials and certain processes to remove the concern of the Michigan Department of Environmental Quality. By changing the classification of the waste for disposal subsequent to the contact, the Company has limited its potential liability to disposals prior to the contact. However, the Company may be exposed to some liability for past disposal. On August 2, 2000, the Company received a letter from the Michigan Department of Environmental Quality agreeing with the Company that current waste may be classified at the original lower levels. At the present time the Company is unable to quantify or qualify any liability for prior disposals but is working with the Michigan Department of Environmental Quality to resolve this issue.

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



Date:  November 9, 2000                       /s/ James E. Butler
                                              ---------------------------
                                              James E. Butler
                                                  Chief Financial Officer

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