Form 10-K405
period 2000-12-31
VENTURE HOLDINGS CO LLC; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO; VENTURE EU CORP; VENTURE EUROPE INC
filed 2001-04-02
CIK 1088341, 916104, 916105, 916106, 916107, 916108, 916109, 916112, 1089450, 1089451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------  SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ---------    ---------

                        Commission File Number: 333-82617
                                               ----------

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



                          VENTURE HOLDINGS COMPANY LLC
                                    FORM 10-K
                                TABLE OF CONTENTS
                                -----------------




                                                                                              PAGE #
                                                                                              ------
PART I

     Item 1.   Business                                                                           1
     Item 2.   Properties                                                                         8
     Item 3.   Legal Proceedings                                                                 11
     Item 4.   Submission of Matters to Vote of Security Holders                                 12

PART II

     Item 5.   Market for the Registrant's Common Equity and Related Stockholders Matters        12
     Item 6.   Selected Consolidated Financial Data                                              12
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                        14
     Item 7a.  Quantitative and Qualitative Disclosures about Market Risks                       20
     Item 8.   Financial Statements and Supplementary Data                                       20
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure                                                                        51

PART III.

     Item 10.  Directors and Executive Officers of Registrant                                    51
     Item 11.  Executive Compensation                                                            53
     Item 12.  Security Ownership of Certain Beneficial Owners and Management                    55
     Item 13.  Certain Relationships and Related Transactions                                    55

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                   59

SIGNATURES                                                                                       60

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

       We are an industry leader and a worldwide full-service supplier, systems integrator and manufacturer of plastic components, modules and systems and an industry leader in applying new design and engineering technology to develop innovative products, create new applications and reduce product development time. We rank among the largest designers, systems integrators and manufacturers of interior and exterior plastic components and systems to the North American and European automotive markets. We have the capability to provide customers state-of-the-art design and advanced engineering services 24 hours a day around the world. Our principal customers include every major North American original equipment manufacture, or OEM, eleven of the twelve major European OEMs, several major Japanese OEMs, and leading direct or "Tier I" suppliers. We operate 59 facilities in the following 10 countries: the United States, Canada, Germany, Spain, France, Hungary, the Czech Republic, Mexico, Netherlands, and Brazil. Our comprehensive manufacturing capabilities include custom plastic molding, automated painting and assembly, and material and product testing and development. We also have extensive tool making capabilities. Our engineering focuses on anticipating actual production issues and integrating part design with tool design to create an efficient manufacturing process. We refer to this emphasis as "design for manufacture."

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

PRINCIPAL PRODUCTS

       We design and produce injection, compression, injection compression, reaction injection ("RIM") and slush molded plastic parts primarily for OEMs and other Tier I suppliers. We also emphasize complex products and systems, such as instrument and door panel assemblies, which require the integration of multiple components into sub-assemblies and complete systems integration.

       The following sets forth information about our automotive products and vehicle models on which they are used or for which we have been awarded business.


                                                                                                     AWARDED BUSINESS ON
       COMPONENT               OEM/CUSTOMER        CURRENT PRODUCTION (A)                            FUTURE PRODUCTION (B)
       ---------               ------------        ----------------------                            ---------------------
       Interior Trim           Audi                A3, A4, TT, A8
                               DaimlerChrysler     A Class, Vito, Viano, V-Class, B Van, Breeze,     B Van, Breeze, Cirrus,
                                                   Cirrus, Concorde, Grand Cherokee, LHS, 300M,      Neon, Stratus, Wrangler
                                                   Intrepid, Neon, Stratus, Wrangler, Viper,
                                                   Actros, PT Cruiser
                               Finley Industries   Beauville


                                                                                                     AWARDED BUSINESS ON
       COMPONENT               OEM/CUSTOMER        CURRENT PRODUCTION (A)                            FUTURE PRODUCTION (B)
       ---------               ------------        ----------------------                            ---------------------
                               Ford                Continental, Escort, Mountaineer, Taurus
                               General Motors      Blazer, Bravada, Cadillac, S5S, Camaro,           Century, Regal, Envoy,
                                                   Cavalier, Century, Envoy, LeSabre, Lumina,        GMT 370, GMT 560,
                                                   Express/Savanna Van, Park Avenue, Regal, STS,     Malibu, Saturn
                                                   Skylark, Sunfire, Suburban, TransAm, Tahoe, CK
                                                   Pickup
                               Lear                GMT600
                               Nissan              HM, Vanette, Terrano, Primera, Serana
                               Opel                Corsa, Vectra, Astra                              Monocab
                               Porsche             Boxster, 911                                      Boxster, 911
                               Renault             Espace
                               Seat                Ibiza, Inca, Cordoba, Toledo                      Inca
                               Skoda               Felicia, Octavia
                               Toyota                                                                Corolla
                               Volkswagen          Polo,                                             Polo,  D1

       Instrument and          Audi                A2, A4, A8, TT                                    Coupe
       Door                    DaimlerChrysler     A Class, B Van, Vito, V Class, Jeep Liberty
       Panels/Assemblies       General Motors      Corvette, Express/Savanna
                               Nissan              Serena
                               Opel                Corsa, Tigra
                               Porsche             Boxster, 911                                      Boxster, 911
                               Renault             Espace
                               Seat                Ibiza, Inca, Cordoba, Vario                       Cordoba, Ibiza, Vario
                               Skoda               Felicia, Fabia                                    B5
                               Volkswagen          Passat, T4, Caddy                                 D1

       Airbag Covers           Autoliv             Accord, Alero Cobra, Caravan, Grand Am, Grand
                                                   Cherokee, Mazda 626, Mustang, Mercedes,
                                                   Navigator, S5S, Sable, Subaru, Taurus, Town &
                                                   Country, Volkswagen Voyager
                               Breed               Suzuki Tracker, Wrangler                          Chrysler RS, Chrysler
                               DaimlerChrysler     A Class
                               TRW                 Breeze, Cirrus, Mustang, Neon, Stratus, PN96,
                                                   Town Car, Ranger, Expedition, Jeep Liberty, B
                                                   Van, FN150, FN145

       Cladding/Exterior       Audi                A3, A6
                               BMW                 3 Series, 7 Series, K 1200 RS                     3 Series, 5 Series, 7
                                                                                                     Series
                               DaimlerChrysler     A Class, Dakota, Dakota Quad, Durango, Eclipse,   MRR Roadster, Z-Car
                                                   Vito, V Class, Actros
                               Ford                Escort, Explorer, Expedition, F-Series Pickups,
                                                   Mustang, Navigator, Nissan, Quest, Ranger,
                                                   Villager
                               General Motors      Astro Van, Aurora, Blazer, Bonneville,            Malibu, CK Pickup
                                                   Corvette, Express/Savanna Van, Firebird, Grand
                                                   Am, Grand Am GT, Impala, Lumina, Malibu,
                                                   Monte Carlo, Opel, Safari, Saturn, Silhouette,
                                                   Sonoma, S10, Suburban, Sunfire, Tahoe,
                                                   Transport, Yukon, Venture
                               Nissan              Serena, Micra, Almera
                               Opel                Vectra, Frontera                                  Vectra (Epsilon)
                               PSA Peugeot         Xantia, Xsara, Saxo, Berlingo                     A6, 807


                                                                                                     AWARDED BUSINESS ON
       COMPONENT               OEM/CUSTOMER        CURRENT PRODUCTION (A)                            FUTURE PRODUCTION (B)
       ---------               ------------        ----------------------                            ---------------------
                               Renault             Espace, Kangoo, Clio, Scenic 4x4                  Megane, Scenic, Avantime
                               Seat                Ibiza, Toledo
                               Skoda               Oktavia, Fabia, Felicia                           B5
                               Toyota                                                                Corolla
                               Volkswagen          Polo, Beetle, Bora, Lupo
                               Volvo               V/S 40

                               Audi                A4, TT, A3
       Fascias                 BMW                 3 Series, 5 Series                                3 Series
                               DaimlerChrysler     Vito, Viano
                               Fiat                178                                               178
                               Ford                F-Series Pick-up, Explorer
                               General Motors      Astro, DeVille, Eldorado, Extreme, Montana,
                                                   Seville, Safari, Transport, Opel, STS, Venture
                               Isuzu               TF 140                                            TF 140
                               Karmann             Golf Cabrio
                               Mitsubishi          Carisma, Spacestar, Colt LVC                      Spacestar, Colt LVC
                               Nissan              Primera
                               Opel                Omega, Catera, Vectra, Frontera                   Vectra (Epsilon)
                               PSA Peugeot         206, Berlingo, 806, Picasso                       807
                               Porsche             Boxster, 911                                      Boxster, 911
                               Renault             Espace, Twingo, Clio, Kangoo, Scenic              Scenic, Master
                               Skoda               Felicia, Octavia, Fabia                           B5
                               Seat                Ibiza, Inca, Cordoba, Toledo, Leon, Vario         Ibiza, Inca, Cordoba,
                                                                                                     Vario
                               Toyota              P165, P151, P690, P960                            Corolla, P690
                               Volvo               V/S 40                                            P1X
                               Volkswagen          Passat, Golf, Polo, Jetta, Caddy, Bora, Lupo,     Polo, Golf
                                                   LT2, Utility, NB

                               DaimlerChrysler     W203, T1N, V Class,                               NCV 3
       Functional              Ford                Taurus, F-Series Pick-up, Econoline Van,          Ranger, Navigator,
                                                   Jaguar, Lincoln LS, Mustang, Navigator,           Expedition
                                                   Expedition, Ka, Thunderbird
       Components              General Motors      Blazer, Delphi-AC Spark Plug, G Van,
                                                   Express/Savanna Van, Seville, Skylark
                               Nissan              Primera, Sentra
                               Opel                Astra, Corsa, Vectra
                               PSA Peugeot         306, 806, Berlingo, Picasso, C5, Saxo, 106, 206   306, C5, D2, A8
                                                                                                     Scenic, Master P1X
                               Renault             Twingo, Clio, Kangoo, Scenic                      Scenic, Master
                               Volvo                                                                 P1X


                               Club Car            Golf Cart bodies
       Miscellaneous           Whirlpool           Consumer white goods
       Non-Automotive          Esswein             Consumer white goods
                               Panasonic           Television cases
                               Supercart           Shopping Trolley
                               Naschem             76mm Bombcontainer
                               New Holland         Series 2 Hoods, Series 3 Hoods
                               Case Tractor        MU7 Tractor Exterior, 2883 Combine

       ------------------------

       (a) Represents models for which we will produce and supply products in 2001 and, in most cases, future years beyond 2001.

       (b) The amount of products produced under these awards is dependent on the number of vehicles manufactured by the OEMs. Many of the models are versions of vehicles not yet in production. There can be no assurance that any of these vehicles will be produced or that we will generate certain revenues under these awards even if the models are produced.

CUSTOMERS AND MARKETING

       We compete in the global OEM supplier industry, which is characterized by a small number of OEMs, which are able to exert considerable pressure on OEM suppliers. Sales to these customers consist of a large number of different parts, tooling and other services, which are sold to separate divisions and operating groups within each customer's organization. We typically receive purchase orders from such customers that generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or purchase orders, or a significant decrease in demand in the general retail automobile industry, or for certain models or a group of related models sold by any of our major customers could have a material adverse effect on us. In addition, our failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect us. OEM customers are also able to exert considerable pressure on component and system suppliers to reduce costs, finance tooling, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional engineering capabilities required by OEMs will not have a material adverse effect on our financial condition or results of operations.

       Our principal customers include every major North American OEM, eleven of the twelve major European OEMs, several major Japanese OEMs, and leading Tier 1 suppliers, giving us geographic diversity. We maintain diversity of volume among the various divisions of the OEMs, and we are further diversified by our position as a supplier for a number of high volume vehicle platforms manufactured by those divisions. We continue to pursue new opportunities with North American, European, and Japanese OEMs. Our non-automotive customers include Club Car, Inc., Whirlpool, Case Tractor, Panasonic, Supercart, Naschem, New Holland and Esswein. See Note 13 of Notes to Consolidated Financial Statements for a description of our North American and European segments.

       The approximate percentage of net sales to our principal customers for the years ended December 31, 1998 through 2000 are shown below:


                                                           YEAR ENDED DECEMBER 31,
       CUSTOMER                                          2000        1999        1998
       --------                                          ----        ----        ----
       NORTH AMERICA:
       General Motors                                       13%         18%         38%
       Ford                                                  8          11          23
       DaimlerChrysler                                       5           7          15
       Foreign OEM's                                        --           1           5
       Tier 1 Suppliers to OEMs                              3           6          15
       Other Automotive                                      2           2          --
       Non-Automotive                                        1           1           4
       EUROPE:
       Audi AG                                              14          13          --
       Volkswagen AG                                        11           9          --
       DaimlerChrysler AG                                    6           5          --
       PSA Peugeot Citroen                                   6           4          --
       Renault SA                                            6           2          --
       Other Automotive                                      5           5          --
       Skoda Automobilova                                    4           3          --
       Bayerische Motoren Werke AG (BMW)                     4           3          --
       Seat, S.A.                                            5           5          --
       Porsche AG                                            3           2          --
       Adam Opel AG                                          2           1          --
       Non-Automotive                                        1           1          --
       OTHER:
       Isuzu Motors Limited                                  1           1          --
                                                    ----------- ----------- -----------
       TOTAL                                              100%        100%        100%
                                                    =========== =========== ===========

       Our sales are made directly to the OEMs with marketing, management and customer support assistance provided by an affiliated company, wholly owned by Mr. Winget, and by other unaffiliated entities. See "Item 13. Certain Relationships and Related Transactions."

RAW MATERIALS

       Our manufacturing processes use a variety of raw materials, principally engineered plastic resins such as nylon, polypropylene (including thermoplastics), polycarbonate, acrylonitrile-butadiene-styrene, fiberglass reinforced polyester, polyethylene terephthalate ("PET") and thermoplastic polyurethane ("TPU"); a variety of ingredients (such as fiberglass) used in compounding materials used in the compression molding process; paint related products; and steel for production molds. Although all of these materials are available from one or more suppliers, our customers generally specify materials and suppliers to be used by us in connection with a specific program. We procure most of our raw materials by issuing annual purchase orders under which our annual needs for such materials are estimated. Releases against such purchase orders are made only upon our receipt of corresponding orders from our customers. We have not experienced raw material shortages, although there can be no assurance that we will not experience raw material shortages in the future. We have, as a result of an increase in world oil prices and pressures from competing industries, seen an increase in raw material prices and we expect more in the future. We are working with our customers and alternative suppliers to offset these increases, but there can be no assurance that we can fully offset the effect of any increase, which may negatively impact our gross margin.

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

       We believe that in both North America and Europe, our two largest markets, we maintain a competitive advantage due to our position as a full-service OEM supplier. Our major North American competitors include Magna International, Meridian Automotive (formerly Cambridge Industries), the Textron Automotive division of Textron Corporation, Lear Corporation, The Budd Company plastic division, Johnson Controls, Inc., and Visteon Automotive, plus a large number of smaller competitors.

       The European market is best described in terms of interior and exterior products. Our market position is enhanced as a result of the considerable synergies between interior and exterior modules and by our technological leadership in injection molding. In interior products, we focus on dashboard and door panel modules. In both of these fragmented product markets we rank behind market leader Faurecia, in a group which includes Plastic Omnium, Johnson Controls, Magna, Lear, Visteon, and Textron. In exterior products, we focus on bumper systems, and we have a favorable market position relative to Plastic Omnium, Dynamit Nobel, Magna, Faurecia and Rehau.

EMPLOYEES

       At December 31, 2000, we employed approximately 12,900 persons worldwide. In North America, we have 1,096 hourly persons at our Seabrook, New Hampshire; Lancaster, Ohio; and Grand Blanc, Michigan facilities who are covered by collective bargaining agreements with the United Auto Workers. Our contract with Seabrook employees expires in June 2002, the Lancaster contract expires in June 2001 and Grand Blanc expires in May 2003. At our Conneaut, Ohio facility, 246 employees are represented by a collective bargaining agreement with the Teamsters Union which expires in August of 2003. Formal negotiations for the Lancaster contract expiring in June 2001 have not begun. We have not experienced any work stoppages in North America and consider our relations with our North American employees to be good. From time to time the Company is notified that labor unions are attempting to organize some of our remaining hourly work force but nothing official has happened.

       For reasons of flexibility, part of our European workforce is employed on short-term contracts. In addition, leased personnel are utilized in Europe on a short-term basis to cover peak requirements.

       The international workforce is covered by collective bargaining agreements with the following workers unions:


       Germany:            IG Bergbau, Chemie und Erden and IG Holz und Kunststoff
       France:             CFTC, CGC, CGT, CGT-FO and Syndicat National Autonome des
                           Plastiques
       Spain:              Comisiones Obreras, Union General Trabajadores and Central
                           Intersindical Galega
       Czech Republic:     KOVO
       Brazil:             Union of the Workers in the Industries of Metal, Mechanics, Electrical Material,
                           Components and Parts for Automotive Vehicles of Great Curitiba

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

       As previously reported, we have been involved in legal proceedings with the Michigan Department of Environmental Quality (MDEQ) concerning the emissions from our Grand Blanc paint facility. In October 1999, the parties to the litigation reached an agreement in principle to settle the case by the installation of full pollution abatement equipment at the Grand Blanc facility and payment by us of $1.1 million. The agreement was subject to several conditions, primarily rezoning of the property. In January of 2000, rezoning approval was granted for the new equipment. In February of 2000, we applied for new permits for the installation of the equipment. We entered into a consent decree with MDEQ in January of 2001. The $1.1 million payment was made in February of 2001. As required under the decree, we plan to make certain capital expenditures of approximately $8.5 million to the current Grand Blanc systems. We are obligated to complete and expect to complete the installation of the new abatement equipment by July of 2001. See "Item 3. Legal Proceedings."

       In 1998 and 1999, the MDEQ issued 3 letters of violation to our Grand Rapids, Michigan facility, alleging violations of certain emission limitations and coating solvent content requirements of the facility's state air use permit. In late 2000, we filed suit against the MDEQ contesting some of these violations. In 2001, jointly with MDEQ, we have suspended any proceedings under this suit and are presently reviewing and discussing the alleged violations in an attempt to resolve this matter without further litigation, as it is possible that some of the violations may be the result of computation and reporting discrepancies. It is possible that the MDEQ may seek administrative penalties in connection with the resolution of these matters. We do not believe that the amount of those penalties, if any, will have a material adverse effect on our operations, or that the resolution of these matters will require material capital expenditures, although there can be no assurance that this will be the case.

       The New Hampshire Department of Environmental Services is currently undertaking an evaluation of certain modifications made in the early 1990's to the paint lines at our Seabrook, New Hampshire facility to determine whether those changes made that facility subject to new source review. The outcome of that evaluation cannot reasonably be predicted or estimated at this time. If the New Hampshire Department of Environmental Services concludes that the facility is subject to new source review, it would likely require the installation of emission control equipment and potentially other capital and operational expenditures, and could possibly give rise to enforcement proceedings against the facility. While we do not believe that any of the foregoing would have a material adverse effect on our operations, there can be no assurance that this will be the case.

       In December of 1999, MDEQ contacted the Grand Blanc facility relating to the classification of wastes leaving the facility. We have been discussing the issue with the MDEQ and have been conducting tests of the waste. As a result of the contact and to avoid future liability, we have voluntarily changed the classification of the waste on all subsequent disposals even though we disagree with MDEQ. In addition, we have changed materials and certain processes to remove the concern of the MDEQ. By changing the classification of the waste for disposal subsequent to the contact, we have limited our potential liability to disposals prior to the contact. However, we may be exposed to some liability for past disposal. On March 20, 2000 we received a notice of warning from MDEQ regarding this matter. In light of the notice to Grand Blanc, we voluntarily undertook the same actions and clean up procedures at our Grand Rapids facility to minimize risk as the same procedures and methods were used at the Grand Rapids and Grand Blanc facilities. At the present time we are unable to quantify or qualify any liability for these disposals.

       Estimates of the future cost of these environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which we may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. We establish reserves for these environmental matters when the loss is probable and reasonably estimable. At December 31, 2000, we had a reserve of approximately $1.5 million, and at December 31, 1999, we had a reserve of $1.8 million to address the issues discussed above and for compliance monitoring activities. We periodically evaluate and revise estimates for environmental reserves based upon expenditures against established reserves and the availability of additional information. It is possible that final resolution of some of these matters may require us to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of resolving these matters could not be precisely determined at December 31, 2000, we believe, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations.


ITEM 2.  PROPERTIES

       Our executive offices are located in Fraser, Michigan. Our North American molding operations are conducted at fourteen facilities in Michigan, Ohio, Kentucky, Indiana and New Hampshire. We also operate twenty plants in Europe, Mexico and Brazil. In addition, we have ten module centers located in four European countries in order to meet our OEM's requirements for just-in-time deliveries. The utilization and capacity of our facilities may fluctuate based upon the mix of components we produce and the vehicle models for which we are producing the components. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current manufacturing and distribution needs through the 2003 model year. As a result of business previously awarded by Ford Motor Company, we were required to acquire new facilities and equipment for the Ford Ranger program. We have been advised, by Ford Motor, that this program has been cancelled, eliminating the need for the facilities and equipment. We are seeking cancellation costs from Ford in conjunction with this program.

       The following table sets forth certain information concerning our principal facilities:


                                                         SQUARE   TYPE OF
          LOCATION                                      FOOTAGE  INTEREST     DESCRIPTION OF USE
          --------                                      -------  --------     ------------------
          MICHIGAN
            Masonic                                     178,000  Leased(1)    Molding, Mold  Fabrication and Repair

            Malyn                                        23,000  Leased(1)    Molding
                                                         22,000  Leased(1)    Molding
                                                         18,000  Owned        Warehouse

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

            Doreka Center                                 6,000  Leased       Engineering and Sales

            Grand Blanc                                 365,000  Owned        Molding, Painting, Assembly

            Grand Rapids                                440,000  Leased       Molding, Painting, Assembly
                                                        125,000  Leased       Assembly Warehouse

            Harper                                      180,000  Leased(1)    Molding, Painting, Assembly

            Groesbeck                                   128,000  Owned        Molding
                                                        100,000  Leased       Warehouse

            Flint                                       208,000  Leased(1)    Assembly, Warehouse, Shipping

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

          INDIANA
            Madison                                      71,000  Owned        Painting and Assembly (inactive)

            Hartford City                               116,000  Owned        Molding and Assembly

            Portland                                    120,000  Owned        Molding and Painting (inactive)


                                                         SQUARE   TYPE OF
          LOCATION                                      FOOTAGE  INTEREST     DESCRIPTION OF USE
          --------                                      -------  --------     ------------------
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

            Korntal                                      35,000  Leased       Module Center

            Ingolstadt                                  118,000  Leased       Module Center

            Meerane                                     161,000  Leased       Slushing and Assembly

            Mosel                                        67,000  Leased       Module Center

            Munchen                                      52,000  Leased       Module Center

            Neckarsulm                                   25,000  Leased       Module Center

            Neustadt                                    506,000  Owned        Molding and Painting

            Oldenburg                                   312,000  Owned        Molding and Painting

            Rastatt                                      65,000  Leased       Module Center

            Regensburg                                   75,000  Leased       Module Center

            Umkirch                                      38,000  Leased       Warehouse

          FRANCE
            Burnhaupt                                   127,000  Leased       Molding and Painting

            Noeux-les Mines                             312,000  Leased       Molding and Painting

            Pouance                                     140,000  Leased       Molding and Painting
                                                         54,000  Owned        Molding and Painting

            Rueil                                         4,000  Leased       Module Center

            Vernon                                      194,000  Leased       Molding and Painting

          HUNGARY
            Gyor                                         26,000  Leased       Module Center

          SPAIN
            Palencia                                    244,000  Owned        Molding and Painting

            Polinya                                     269,000  Owned        Molding and Painting
            Sant Esteve Sesrovires                      107,000  Leased       Molding

            Vigo                                        133,000  Owned        Molding and Painting

            Zaragoza                                    267,000  Owned(3)     Molding


                                                         SQUARE   TYPE OF
          LOCATION                                      FOOTAGE  INTEREST     DESCRIPTION OF USE
          --------                                      -------  --------     ------------------
          THE CZECH REPUBLIC
            Liban                                       118,000  Owned        Molding

            Liberec                                     950,000  Owned        Molding and Painting

          BRAZIL
            Curtiba                                     204,000  Leased       Molding and Painting

          MEXICO
            Puebla                                       66,000  Leased(4)    Molding

          NETHERLANDS
            Sittard                                      95,000  Leased       Module Center

          UNITED KINGDOM
            Luton                                        69,000  Owned        Molding, Painting and Assembly
            Luton                                        57,000  Leased       Molding, Painting and Assembly
            Luton                                        25,000  Leased       Assembly
            Luton                                        15,000  Leased       Warehouse


       -------------------------
       (1) Leased from an affiliate of Venture. See "Item 13. Certain Relationships and Related Transactions."

       (2) A portion of this facility is used on the basis of hereditary building rights, which expire in 2012.

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


ITEM 3.  LEGAL PROCEEDINGS

       On February 23, 1998, the Attorney General of the State of Michigan and the Michigan Department of Environmental Quality instituted legal proceedings in state court alleging that we have ongoing violations of air pollution control laws, primarily related to the level of emissions and odors discharged from our Grand Blanc paint facility. In October of 1999, the parties reached an agreement in principle to settle the case by installation of full pollution abatement equipment at Grand Blanc, the payment of $1.1 million and execution of a consent decree all of which is subject to several conditions precedent. In January of 2001, upon the signing of a consent decree this action was jointly dismissed. See "Item
       1. Business - Environmental" for the current status of events. As required under the decree, we plan to make certain capital expenditures of approximately $8.5 million to the current Grand Blanc systems. During the first quarter of 1999, the U.S. Environmental Protection Agency issued a notice of violation and has taken an active role in monitoring these legal proceedings and may take action separate and distinct from the legal proceedings begun by the State of Michigan and the Michigan Department of Environmental Quality. We have not been advised what the U.S. Environmental Protection Agency will do in light of the consent decree with the State of Michigan. Upon our compliance with the consent decree, we expect no action from the U.S. Environmental Protection Agency, however we can offer no assurance that will happen.

       In December of 2000, we filed suit against the State of Michigan and Michigan Department of Environmental Quality over notices of air pollution violations at our Grand Rapids facility. In February of 2001, those proceeding were jointly suspended while the parties work to find an acceptable solution to the issues. This may require the installation of new abatement equipment at the facility, however in light of production changes at the plant no new capital expenditures may be required. It is still too early in the process to assess what actions may be taken or required.

       In late 2000, we were notified by Union Carbide Corporation that, based upon our usage of some paint application equipment at our Grand Blanc facility, we were obligated to pay certain royalties related to patent infringements. We are currently reviewing this matter with our attorney. At the present time, we have been unable to reach a conclusion as to possible infringements because of modifications we made, and the amount of any royalty that would be owed. We do use the Union Carbide equipment at our Seabrook facility, without the modifications and are paying the royalty at that location.

       In addition to the matters described above and under "Item 1. Business -- Environmental," we are a party to several legal proceedings incidental to the conduct of our business. We do not believe that any of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not Applicable


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

       Venture Holdings Company LLC is a limited liability company and 100% of our membership interests are held by Venture Holdings Trust, of which Mr. Winget is the sole beneficiary. There is no market for the interests of Venture Holdings Company LLC. Venture Holdings Company LLC owns, directly or indirectly, all of the outstanding capital stock of, or equity interests in our subsidiaries, except for certain of our joint ventures. There is no market for such capital stock or equity interests.

       We did not pay any cash dividends during the past three years, and have no current plan to pay any cash dividends in the near term other than for the payment of the beneficiary's tax obligations resulting from the activities of the Company. We are restricted in our ability to pay dividends under various debt covenants.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

       The selected consolidated balance sheet data presented below as of December 31, 2000 and 1999 and the income statement data presented below for the years ended December 31, 2000, 1999 and 1998, are derived from our consolidated financial statements, audited by Deloitte & Touche LLP, independent auditors, and should be read in conjunction with our audited consolidated financial statements and notes thereto included elsewhere herein. The selected consolidated balance sheet data presented below as of December 31, 1998, 1997 and 1996 and the income statement data presented below for the years ended December 31, 1997 and 1996, are derived from our audited consolidated financial statements not included herein.


                                                                       YEARS ENDED DECEMBER 31,
                                                    2000           1999          1998           1997           1996
                                                    ----           ----          ----           ----           ----
       INCOME STATEMENT DATA (1) (2):
            Net sales                              1,829,965     1,366,170       645,196         624,113        351,777
            Cost of products sold                  1,602,326     1,215,472       532,809         521,361        302,940
            Gross profit                             227,639       150,698       112,387         102,752         48,837
            Selling, general and administrative
               Expense                               130,444       109,215        59,689          57,217         26,588
            Payments to beneficiary in lieu of
               taxes                                   1,165           259           535             472            666
            Income from operations                    96,030        41,224        52,163          45,063         21,583
            Interest expense                         102,513        72,606        36,641          30,182         19,248
            Other (income) (3)                        (5,682)      (31,222)           --              --             --
            Net (loss) income before taxes              (801)         (160)       15,522          14,881          2,335
            Tax (benefit) provision (4)              (11,289)        8,227         1,954           3,358            336
            Minority interest                          1,406           554            --              --             --
            Net income (loss) before
              extraordinary loss                       9,082        (8,941)       13,568          11,523          1,999
            Extraordinary loss on early
              Extinguishment of debt                      --         5,569            --              --          2,738
            Net income (loss)                          9,082       (14,510)       13,568          11,523           (739)
            Ratio of earnings to fixed charges (5)        --            --          1.4X            1.5X           1.2X

       OTHER FINANCIAL DATA:
            EBITDA (6)                               198,371       120,462        94,216          80,391         46,123
            Depreciation and amortization             91,077        75,996        39,320          32,147         22,628
            Capital expenditures                      85,718        53,176        24,706          33,012         64,593
            Net cash provided by (used in):
                 Operating activities                 61,346        88,811        (5,393)        (13,058)        35,003
                 Investing activities                 (6,526)     (496,847)      (24,706)        (37,093)      (121,547)
                 Financing activities                (43,358)      416,854        28,752          36,192         82,976
       BALANCE SHEET DATA
            Working capital                          129,707       182,698       168,655         125,101         83,403
            Property, plant and equipment - net      553,038       562,838       200,544         205,765        201,035
            Total assets                           1,426,303     1,414,976       541,315         524,122        498,067
            Total debt                               876,983       920,376       364,939         336,188        299,996
            Member's equity                           67,037        60,903        77,113          64,282         52,759

       --------------
       (1) Venture Holdings Company LLC operates as a holding company and has no independent operations of our own. Separate financial statements for our subsidiaries have not been presented because we do not believe that such information is material.

       (2) The results for 1996 include the operations of Bailey Corporation from August 26, 1996, and of AutoStyle from June 3, 1996. The 1999 results include the operations of Peguform GmbH and our subsidiaries from May 28, 1999.

       (3) Other (income) is comprised of unrealized and realized gains and losses on currency exchange, unrealized and realized gains and losses on investments and other miscellaneous non-operating items.

       (4) This (benefit) provision relates to Venture Holdings Corporation (which operates Bailey Corporation) and the Peguform subsidiaries (see
       Note 2 above). Other significant subsidiaries of Venture have elected "S" corporation status under the Code, or are limited liability companies taxed as partnerships, and, consequently, do not incur liability for federal and certain state income taxes.

       (5) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of net income before extraordinary items and fixed charges. Fixed charges consist of (i) interest, whether expensed or capitalized; (ii) amortization of debt discount and debt financing costs; and (iii) the portion of rental expense that management believes is representative of the interest component of rental expense. For the year ended December 31, 2000 and 1999, our earnings were insufficient to cover fixed charges by $2.2 million and $0.7 million, respectively. This calculation is not our fixed charge coverage calculation required under the credit agreement.

       (6) EBITDA represents net (loss) income before extraordinary loss, taxes (including the Michigan single business tax), depreciation, amortization, other non-cash items, interest and payment to beneficiary in lieu of taxes, as defined in debt covenants. EBITDA is not presented as an alternative to net income, as a measure of operating results or as an indicator of our performance, nor is it presented as an alternative to cash flow or as a measure of liquidity, but rather to provide additional information related to debt service capacity. EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability. EBITDA, while commonly used, is not calculated uniformly by all companies and should not be used as a comparative measure without further analysis, nor does EBITDA necessarily represent funds available for discretionary use. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of liquidity and operating results.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The following discussion and analysis contains a number of "forward looking" statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; our ability to sustain, manage or forecast our growth; the size, timing and mix of purchases of our products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against us; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; control and the level of affiliated transactions.

       On May 28, 1999, we acquired Peguform GmbH, a leading international designer and manufacturer of complete interior modules, door panels and dashboards and of exterior modules and other structural plastic body parts, including bumper fascias and hatchback doors.

       The following table sets forth, for the periods indicated, our consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.


                                                                         Years Ended December 31,
                                                                      2000         1999        1998
                                                                      ----         ----        ----
         Net sales                                                    100.0        100.0%      100.0%
         Cost of products sold                                         87.6         89.0        82.6
                                                                    -------       ------      ------
         Gross profit                                                  12.4         11.0        17.4
         Selling, general and administrative expense                    7.1          8.0         9.2
         Payments to beneficiary in lieu of distributions               0.1          0.0         0.1
                                                                    -------       ------      ------
         Income from operations                                         5.2          3.0         8.1
         Interest expense                                               5.6          5.3         5.7
         Other (income) expense                                        (0.3)        (2.3)        0.0
                                                                    -------       ------      ------
         Income before taxes                                           (0.1)         0.0         2.4

         Tax (benefit) provision                                       (0.6)         0.6         0.3
         Minority interest                                              0.1          0.0         0.0
                                                                    -------       ------      ------
         Net income (loss) before extraordinary loss                    0.4         (0.6)        2.1
         Extraordinary loss on early extinguishment of debt             0.0          0.5         0.0
                                                                    -------       ------      ------
         Net income (loss)                                              0.4%        (1.1)%       2.1%
                                                                    =======       ======      ======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

       Net sales increased $463.8 million for the year ended December 31, 2000, or 33.9%, to $1,829.9 million, compared to net sales of $1,366.2 million for the year ended December 31, 1999. This increase was mainly due to the addition of Peguform's net sales for twelve months in 2000 compared to seven months in 1999. On a proforma basis, sales decreased $96.6 million from 1999. $74.3 million of the decrease was due to Euro devaluation offset by net increases in European volumes. Domestically, sales decreased $22.4 million, or 3.7%, due to a general softening of the automotive market.

       Gross profit for the year ended December 31, 2000 increased $76.9 million, or 51.0%, to $227.6 million compared to $150.7 million for the year ended December 31, 1999. As a percentage of net sales, gross profit increased from 11.0% for the year ended December 31, 1999 to 12.4% for the year ended December 31, 2000. This dollar increase was mainly due to the addition of Peguform's activity for twelve months in 2000 compared to seven months in 1999. Domestically, gross profit as a percent of sales increased 1.0% due to the implementation of lean manufacturing techniques despite sales reductions. Internationally, gross profit as a percent of sales increased 1.0% due to manufacturing efficiencies. We expect to continue to achieve manufacturing efficiencies in 2001. Effective January 1, 2001, we granted DaimlerChrysler Corporation in North America a 5% sales price reduction. We are attempting to recover all of this from either our suppliers or our own operating efficiencies. We may not be able to fully offset this reduction which could reduce margins.

       Selling, general and administrative expense for the year ended December 31, 2000 increased by $21.2 million, or 19.4%, to $130.4 million compared to $109.2 million for the year ended December 31, 1999. As a percentage of net sales, selling, general and administrative expense decreased to 7.1% for the year ended December 31, 2000 as compared to 8.0% for the year ended December 31, 1999. The overall dollar increase was mainly due to the addition of Peguform's activity for twelve months in 2000 compared to seven months in 1999. The decrease as a percent of net sales is primarily attributable to Peguform's lower selling, general and administrative expense as a percentage of net sales, relative to Venture's. Venture Sales & Engineering (a related party) eliminated $2.6 million of management fees relating to sales commissions charged to us. This was done due to the slow down in the automotive industry and to ensure that we remained competitive.

       As a result of the foregoing, income from operations for the year ended December 31, 2000 increased $54.8 million, or 132.9%, to $96.0 million, compared to $41.2 million for the year ended December 31, 1999. As a percentage of net sales, income from operations increased to 5.2% in fiscal 2000 from 3.0% in fiscal 1999.

       Interest expense increased $29.9 million to $102.5 million in fiscal 2000 compared to $72.6 million in fiscal 1999. The increase is the result of incurring interest for twelve months in 2000 as opposed to only seven months in 1999 related to the increased debt associated with the acquisition of Peguform and rising interest rates. $2.5 million of this expense is noncash amortization from the termination of interest rate swaps.

       Other (income) expense is primarily comprised of $79.0 million of realized gains and $41.1 million of unrealized losses related to the termination of the cross-currency interest rate swap agreements and a portion of the foreign exchange collars. Other (income) expense was also comprised of unrealized currency losses of $41.9 million, which were offset, in part, by realized currency gains of $8.6 million. See note 7 of Notes to Consolidated Financial Statements.

       For the year ended December 31, 2000, we reported a net tax benefit of $11.3 million. The tax benefit was generated as a result of finalizing the restructuring of the Peguform companies. $3.1 million was a reduction of the tax rates in Germany and $22.7 million was from the recognition of the benefit of NOL carryforwards. $14.5 million was income tax expense charged to the normal operations of Venture Holdings Corporation and the Peguform Group of companies.

       Due to the foregoing, net income for the year ended December 31, 2000 was $9.0 million compared to a net loss of $14.5 million for year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

       Net sales increased $721.0 million for the year ended December 31, 1999, or 111.7%, to $1,366.2 million, compared to net sales of $645.2 million for the year ended December 31, 1998. This increase was due to the addition of Peguform's net sales since its acquisition in the second quarter. Domestically, sales decreased $39.6 million, or 6.1%, due primarily to lower tooling sales as compared to the prior year. Net sales for the year were also reduced by a $6.4 million retroactive sales price reduction negotiated with a major customer. This customer had awarded us with a significant New Program (described below) but has subsequently cancelled this program.

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

       Other (income) expense is primarily comprised of $40.5 million of unrealized gains and $5.9 million of realized gains on portions of the cross-currency interest rate swap agreements entered into during the second quarter to economically hedge a portion of the Company's exposure to foreign exchange and interest rate risk associated with the Peguform Acquisition. These financial instruments serve to reduce the overall cost of capital of the Company, while also providing an economic hedge to fluctuations in foreign exchange rates. Other (income) expense was also comprised of unrealized currency losses of $17.4 million, which were offset, in part, by realized currency gains of $2.7 million. On March 20, 2000, we terminated our three cross-currency swap agreements. See Note 7 of Notes to Consolidated Financial Statements.

       In connection with the issuance of the 1999 Notes, we redeemed our 9 3/4% senior subordinated notes due 2004 at the redemption price of 104.875% plus accrued interest which resulted in an extraordinary loss of $5.6 million ($3.8 million prepayment penalty plus unamortized deferred financing costs of $1.8 million) for the year ended December 31, 1999.

       Due to the foregoing, we incurred a net loss for the year ended December 31, 1999 of $14.5 million compared to net income of $13.6 million for year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

       Our consolidated working capital was $129.7 million at December 31, 2000 compared to $182.7 million at December 31, 1999, a decrease of $53.0 million. Our working capital ratio was 1.3x and 1.5x at December 31, 2000 and 1999, respectively. Net cash provided by operating activities was $61.3 million for the year ended December 31, 2000 compared to net cash provided by operations of $88.8 million for the year ended December 31, 1999. The decrease in cash provided by operations is due primarily to increases in inventory and other assets which are partially offset by increases in accounts payable and accrued expenses.

       Capital expenditures were $85.7 million for the year ended December 31, 2000 compared to $53.2 million for the year ended December 31, 1999. We continue to upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment. In 2000, we received $78.5 million from the termination of derivatives which resulted in a net use of cash of $6.5 million from investment activities. In 1999, $496.8 million was used primarily related to the Peguform acquisition.

       In the ordinary course of business, we seek additional business with existing and new customers. We continue to compete for the right to supply new components which could be material to us and require substantial capital investment in machinery, equipment, tooling and facilities. As of the date hereof, however, we have no formal commitments with respect to any such material business.

       In August 1999, we were awarded a letter of intent for a significant new program for the Ford Ranger (the "New Program") that had projected annual revenues of approximately $225 million with production that had been scheduled to start and ramp up in late 2002. As a result of this award, we would have been required to make capital expenditures in the range of $40.0 to $80.0 million payable over the next several years in addition to our normal capital expenditures. This program has now been cancelled and we no longer have any need to make these additional expenditures. We are seeking cancellation costs from Ford in connection with the termination of this program.

       Net cash used in financing activities was $43.4 million for the year ended December 31, 2000 compared to net cash provided by financing activities of $416.9 million for the year ended December 31, 1999. 1999 reflects debt incurred for the Peguform acquisition. 2000 reflects the scheduled paydown of debt.


       Our senior credit facility provides for borrowings of (1) up to $175.0 million under a revolving credit facility, which, in addition to those matters described below, used for working capital and general corporate purposes; (2) $75.0 million under a five year term loan A; and (3) $200.0 million under a six year term loan B. The credit facility also originally provided for a $125.0 million 18 month interim term loan. Through October 2000, we applied payments of $61.2 million to the 18 month interim term loan. In November of 2000, the Company repaid the remaining principal of $63.8 primarily with proceeds from the revolving credit agreement. The senior credit facility was amended in 2000 and now requires that we issue $125 million principal amount of securities that rank pari passu in right of payment with, or are junior to, our 12% senior subordinated notes due 2009, described below, by March 31, 2002. The amendment to the senior credit facility also added a $100 million non-recourse factoring program and amended various restrictive covenants to provide us with additional flexibility in our stipulated financial ratios. See Note 6 of Notes to consolidated Financial Statements.

       The revolving credit facility permits us to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of December 31, 2000, we could have borrowed an additional $54.0 million under the revolving credit facility. Obligations under the credit agreement are jointly and severally guaranteed by our domestic subsidiaries and are secured by first priority security interests in substantially all of our assets and our domestic subsidiaries.

       The senior credit agreement, the documents governing our $205 million of 9 1/2% senior notes due 2005 (the "1997 Senior Notes"), and the documents governing our $125 million of 11% unsecured senior notes (the "1999 Senior Notes") and 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and together with the 1999 Senior Notes, the "1999 Notes"), contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. Our debt obligations also contain various restrictive covenants that require us to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of December 31, 2000, we were in compliance with all debt covenants.

       In connection with the senior credit facility and the 1999 Notes, we entered into two five-year Euro dollar cross-currency interest rate swap agreements and one three-year Euro dollar cross-currency interest rate swap agreement.

       In March 2000, we terminated our cross-currency swap agreements within each of the three original cross-currency interest rate swap agreements and realized a cash gain of $42.0 million. The entire cash proceeds were applied as a prepayment of our $125 million interim term loan. At December 31, 1999, these financial instruments had an estimated fair market value of $27.1 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $27.1 million being recorded in other income. Accordingly, as a result of the termination of the cross-currency swap agreements, the net impact on earnings for the twelve months ended December 31, 2000 is an increase in other income of $14.9 million, which is comprised of a realized gain of $42.0 million, offset by an unrealized loss of $27.1 million.

       The cross-currency swap agreements were replaced with a twelve-month zero-cost foreign exchange collar. The collar was originally designed to reduce the economic risk to us of Euro to US dollar exchange movements. The notional amount of each of the put and call sides of the foreign currency exchange collar was originally 500,000,000 Euros. During July 2000, we terminated the put side of the foreign currency exchange collar and received $10.9 million. We used $2.7 million of the proceeds to purchase a replacement put to protect against additional devaluations in the Euro to US dollar exchange rate and applied $8.0 million of the net cash proceeds as a prepayment of the 18-month interim term loan. The notional amount of the replacement put was 400,000,000 Euros. During November 2000, we again terminated the put side of the foreign currency exchange collar and received $9.2 million. We used these proceeds, along with additional borrowings under the revolving credit agreement to repay the remaining portion of the 18-month interim term loan. At December 31, 2000, only the original call side of the foreign currency exchange collar remains outstanding. The estimated fair market value of this financial instrument is $(0.6) million and is recorded as an investment on the balance sheet as of December 31, 2000. Accordingly, as a result of these foreign exchange collar transactions, the net impact on earnings for the twelve months ended December 31, 2000 is an increase in other income of $19.5 million, which is comprised of a realized gain of $20.1 million, offset by an unrealized loss of $0.6 million. On March 16, 2001, the original call side of the foreign currency exchange collar expired unexercised. We currently have no foreign currency derivative transactions in place to protect us from currency movements. We are continuing to review the situation and will take actions when it is deemed proper.

       One of the interest rate swap agreements within each of the original cross-currency interest rate swap agreements was accounted for using settlement accounting. The cash flows from these interest rate swap agreements were accounted for as adjustments to interest expense. During 2000, these interest rate swap agreements resulted in an increase to interest expense of $0.5 million. During 1999, these interest rate swap agreements resulted in a reduction to interest expense of $0.9 million. During July 2000, we paid $14.9 million to terminate these financial instruments. This amount has been capitalized and will be amortized into interest expense over the terms of the original interest rate swap agreements. During 2000, interest expense includes $2.5 million of this deferred interest asset amortization.

       The other interest rate swap agreements within each of the original cross-currency interest rate swap agreements did not meet all the criteria for settlement accounting under generally accepted accounting principles. The cash flows from these interest rate swap agreements are included in other income. During 2000 and 1999, these interest rate swap agreements resulted in a realized loss, or a reduction to other (expense) income, of $0.3 million and $2.4 million, respectively. The estimated fair market value of these financial instruments as of December 31, 1999 of $13.4 million was recorded as an investment on the balance sheet. The corresponding $13.4 million non-cash change to estimated fair market value was recorded in other income in 1999. During July 2000, we terminated these financial instruments and realized a cash gain of $16.9 million plus interest income of $0.1 million. Accordingly, as a result of the termination of these interest rate swap agreements, the net impact on earnings during 2000 is an increase in other income of $3.6 million, which is comprised of a realized gain of $16.9 million and interest income of $0.1 million, offset by an unrealized loss of $13.4 million.

       During July 2000, we applied $2.0 million of the net cash proceeds from the terminations of the interest rate swap agreements as an additional prepayment of the 18-month interim term loan.

       We have also entered into interest rate swap agreements with a total notional value of $55 million to mitigate the risk associated with changing interest rates on certain floating rate debt. During 2000, certain of these interest rate swaps agreements with a notional value of $25 million expired. All of these interest rate swap agreements are accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $0.1 million and $0.8 million of additional interest expense during 2000 and 1999, respectively.

       We believe that our existing cash balances, operating cash flow, borrowings under our bank credit facility and other short term arrangements will be sufficient to fund working capital needs, and normal capital expenditures required for the operation of our existing business through the end of 2002. During 2001, we may seek new or amended credit arrangements to address our currency exposure related to the existing financing structure and also deal with the need to issue new debt as required under the current credit agreement as outlined above.

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

       We analyzed the impact of this Standard on our financial position and results of operations for 2001, and the effect was to record a liability of $0.2 million. This adjustment will be recorded as a cumulative effect of change in accounting principle.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, we have selectively entered into a variety of foreign exchange and interest rate financial instruments. A discussion of our accounting policies for derivative financial instruments can be found in the Organization and Summary of Significant Accounting Policies and Financial Instruments footnotes to the financial statements found in
       Item 8 of this report.

       FOREIGN CURRENCY EXCHANGE RATE RISK
       We have foreign currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. Our most significant foreign currency exposures relate to Germany, Spain, France, the Czech Republic, Mexico, Brazil and Canada. As of December 31, 2000, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $(0.6) million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $57,000. The model assumes a parallel shift in the foreign exchange currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

       A portion of our assets are based in our foreign operations and are translated into U. S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of member's equity. Accordingly, our consolidated member's equity will fluctuate depending upon the weakening or strengthening of the U. S. dollar against the respective foreign currency.

       INTEREST RATE RISK
       We have exposure to interest rate risk on a portion of our debt obligations. A one percent change in interest rates on floating rate debt would result in approximately $3.8 million change in earnings.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          VENTURE HOLDINGS COMPANY LLC
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Public Accountants................................     21
Consolidated Balance Sheets.............................................     22
Consolidated Statements of Operations and Comprehensive Income..........     23
Consolidated Statements of Changes in Member's Equity...................     24
Consolidated Statements of Cash Flow....................................     25
Notes to Consolidated Financial Statements..............................     26

                          INDEPENDENT AUDITORS' REPORT

Trustee of Venture Holdings Company LLC
Fraser, Michigan

     We have audited the accompanying consolidated balance sheets of Venture Holdings Company LLC as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, member's equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of Venture's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Venture Holdings Company LLC as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

March 31, 2001
Detroit, Michigan

       VENTURE HOLDINGS COMPANY LLC

       CONSOLIDATED BALANCE SHEETS
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)


                                                                                      December 31,   December 31,
       ASSETS                                                                             2000          1999
       ------                                                                             ----          ----
       CURRENT ASSETS:
            Cash and cash equivalents                                                 $       941   $     7,392
            Accounts receivable, net, includes related party receivables of $54,478 and $82,644 at December 31, 2000 and December 31, 1999,
            respectively (Notes 3 & 8)                                                    293,072       311,344
            Inventories (Note 4)                                                          206,622       154,620
            Investments (Notes 7 )                                                            489        40,501
            Prepaid and other current assets (Notes 8 & 12)                                45,933        53,861
                                                                                      -----------   -----------
                     Total current assets                                                 547,057       567,718

       Property, Plant and Equipment, Net (Notes 1 & 5)                                   553,038       562,838

       Intangible Assets, Net (Note 1)                                                    123,130       172,090

       Other Assets, includes related party receivables of $33,560 at
            December 31, 2000. (Note 1 & 8)                                               151,938        82,504

       Deferred Tax Assets (Note 12)                                                       51,140        29,826
                                                                                      -----------   -----------

       Total Assets                                                                   $ 1,426,303   $ 1,414,976
                                                                                      ===========   ===========

       LIABILITIES AND MEMBER'S EQUITY
       -------------------------------
       CURRENT LIABILITIES:
            Accounts payable (Note 8)                                                 $   257,649   $   194,596
            Accrued interest                                                               15,482        13,403
            Accrued expenses                                                              119,814       108,653
            Current portion of long term debt (Notes 6 )                                   24,405        68,368
                                                                                      -----------   -----------
                     Total current liabilities                                            417,350       385,020

       Pension Liabilities & Other (Note 11)                                               51,371        57,614

       Deferred Tax Liabilities (Note 12)                                                  37,967        59,431

       Long Term Debt (Note 6)                                                            852,578       852,008
                                                                                      -----------   -----------
            Total liabilities                                                           1,359,266     1,354,073

       Commitments and Contingencies (Note 9)                                                  --            --

       Member's Equity:
            Member's equity                                                                72,422        63,340
            Accumulated other comprehensive income - cumulative translation
               adjustment                                                                  (5,385)       (2,437)
                                                                                      -----------   -----------

       Member's Equity                                                                     67,037        60,903
                                                                                      -----------   -----------

       Total Liabilities and Member's Equity                                          $ 1,426,303   $ 1,414,976
                                                                                      ===========   ===========

       See notes to consolidated financial statements.

       VENTURE HOLDINGS COMPANY LLC

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)


                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                         2000         1999           1998
                                                                         ----         ----           ----
       Net Sales (Notes 8 & 10)                                      $ 1,829,965  $ 1,366,170    $   645,196

       Cost of Products Sold (Note 8)                                  1,602,326    1,215,472        532,809
                                                                     -----------  -----------    -----------

       Gross Profit                                                      227,639      150,698        112,387

       Selling, General, and Administrative Expense (Note 8)             130,444      109,215         59,689

       Payments to Beneficiary in Lieu of Distributions                    1,165          259            535
                                                                     -----------  -----------    -----------

       Income From Operations                                             96,030       41,224         52,163

       Interest Expense (Note 6)                                         102,513       72,606         36,641

       Other Income (Note 7)                                              (5,682)     (31,222)            --
                                                                     -----------  -----------    -----------

       (Loss) Income Before Taxes                                           (801)        (160)        15,522

       Tax (Benefit) Provision (Note 12)                                 (11,289)       8,227          1,954

       Minority Interest                                                   1,406          554             --
                                                                     -----------  -----------    -----------

       Net Income (Loss) Before Extraordinary Loss                         9,082       (8,941)        13,568

       Extraordinary Loss on Early Extinguishment
           of Debt                                                            --        5,569             --
                                                                     -----------  -----------    -----------

       Net Income (Loss)                                                   9,082      (14,510)        13,568

       Other Comprehensive Income (Loss) - minimum pension
          liability in excess of unrecognized prior service cost,
          net of tax                                                                      737           (737)
       Other Comprehensive Loss - cumulative translation
           Adjustments                                                    (2,948)      (2,437)            --
                                                                     -----------  -----------    -----------

       Comprehensive Income (Loss)                                   $     6,134  $   (16,210)   $    12,831
                                                                     ===========  ===========    ===========

       See notes to consolidated financial statements.

       VENTURE HOLDINGS COMPANY LLC

       CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)


                                                              Years Ended December 31,
                                                        2000           1999           1998
                                                        ----           ----           ----
       Member's Equity, Beginning of Period            $ 60,903      $ 77,113      $ 64,282

       Comprehensive Income (Loss):

            Net Income (Loss)                             9,082       (14,510)       13,568

            Other Comprehensive (Loss)                   (2,948)       (1,700)         (737)
                                                       --------      --------      --------

       Comprehensive Income (Loss)                        6,134       (16,210)       12,831
                                                       --------      --------      --------

       Member's Equity, End of Period                  $ 67,037      $ 60,903      $ 77,113
                                                       ========      ========      ========

       See notes to consolidated financial statements.

       VENTURE HOLDINGS COMPANY LLC

       CONSOLIDATED STATEMENTS OF CASH FLOWS
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)


                                                                                       Years Ended December 31,
                                                                                   2000          1999          1998
                                                                                   ----          ----          ----
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                                   $   9,082     $ (14,510)    $  13,568
            Adjustments to reconcile net income to net
              cash provided by (used in) operating activities:
                 Depreciation and amortization                                     91,077        75,996        39,320
                 Unrealized loss on currency exchange                              41,623        17,419            --
                 Unrealized gain on investments                                        --       (40,501)           --
                 Net gain on termination of derivatives                           (37,421)           --            --
                 Loss from the disposal of fixed assets                               564           181            --
                 Net extraordinary loss on early extinguishment of debt                --         5,569            --
                 Change in accounts receivable                                     18,272        53,004       (29,795)
                 Change in inventories                                            (52,000)       23,900         1,477
                 Change in prepaid and other current assets                         7,927        (8,704)        2,147
                 Change in other assets                                           (45,046)      (29,715)       (7,045)
                 Change in investments in associated company                           --          (723)           --
                 Change in accounts payable                                        63,052        10,205       (17,696)
                 Change in accrued expenses                                        13,239       (13,645)          (21)
                 Change in other liabilities                                       (6,244)        4,499        (7,028)
                 Change in deferred taxes                                         (42,779)        5,836          (320)
                                                                                ---------     ---------     ---------
                 Net cash provided by (used in) operating activities               61,346        88,811        (5,393)
                                                                                ---------     ---------     ---------

       CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of subsidiaries, net of cash acquired                        --      (444,061)           --
                 Capital expenditures                                             (85,718)      (53,176)      (24,706)
                 Proceeds from sale of fixed assets                                   661           390            --
                 Proceeds from termination of derivatives                          78,531            --            --
                                                                                ---------     ---------     ---------
                 Net cash used in investing activities                             (6,526)     (496,847)      (24,706)
                                                                                ---------     ---------     ---------

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net borrowings (repayments) under revolving credit agreement           96,452       (71,571)       32,000
            Debt issuance fees                                                         --       (27,066)           --
            Net proceeds from issuance of debt                                         --       650,000            --
            Payment for early extinguishment of debt                                5,717      (128,650)           --
            Principal payments on debt                                           (145,527)       (5,859)       (3,248)
                                                                                ---------     ---------     ---------
                 Net cash (used in) provided by financing activities              (43,358)      416,854        28,752
                                                                                ---------     ---------     ---------

                 Effect of exchange rate changes on cash and cash equivalents     (17,913)       (1,556)           --

                 NET (DECREASE) INCREASE IN CASH                                   (6,451)        7,262        (1,347)

       CASH AT BEGINNING OF PERIOD                                                  7,392           130         1,477
                                                                                ---------     ---------     ---------
       CASH AT END OF PERIOD                                                    $     941     $   7,392     $     130
                                                                                =========     =========     =========

       SUPPLEMENTAL CASH FLOW INFORMATION
            Cash paid during the period for interest                            $  93,083     $  72,129     $  35,402
                                                                                =========     =========     =========
            Cash paid during the period for taxes                               $   5,827     $   4,337     $     285
                                                                                =========     =========     =========

       See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.     ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

       Organization - In 1987, the sole shareholder of the Venture Group of companies contributed all of the common stock of the companies to Venture Holdings Trust (the "Trust"). Simultaneously, certain property, plant, and equipment were contributed by the sole shareholder to certain companies owned by the Trust. In exchange, the shareholder was named the sole beneficiary of the Trust. In May of 1999, the Trust effected a trust contribution by contributing its assets, including the capital stock of the companies owned by the Trust other than the membership interest in Venture Holdings Company LLC ("Venture"), to Venture. Venture, a wholly owned subsidiary of the Trust, also assumed the obligations of the Trust. The Trust is the sole member of Venture.

       Principles of Consolidation - The consolidated financial statements include the accounts of Venture and all of Venture's domestic and foreign subsidiaries that are wholly owned or majority-owned (collectively referred to as the "Company"). The Company's investment in a less than majority-owned business is accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

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

       Property and Depreciation - Property, plant, and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the various classes of assets. Tooling is amortized on a piece price or straight line basis over the related production contract, generally 3 to 7 years. The principal estimated useful lives are as follows:


                                                                       YEARS
                                                                       -----
                  Building and improvements..........................  10-40
                  Machinery and equipment, and automobiles...........   3-20

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

       Intangible Assets - The purchase price of companies in excess of the fair value of net identifiable assets acquired ("goodwill") is amortized over 30 years using the straight-line method. The amount of goodwill reported at December 31, 2000 and 1999 was $119.3 million and $168.4 million, respectively, which is net of accumulated amortization. (See Note 12)

       Long-Lived Assets and Long-Lived Assets to be Disposed of - Effective January 1, 1996, Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was adopted. This Statement establishes accounting standards for the impairment of long-lived assets, and certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company periodically evaluates the carrying value for impairment, such evaluations are based principally on the undiscounted cash flows of the operations to which the asset is related.

       Derivative Financial Instruments - The Company was party to a number of interest rate, collar and cross-currency swap agreements. The Company accounts for certain interest rate swap agreements using settlement accounting as they alter the characteristics of the liabilities to which they are matched. The cash flows from these interest rate swap agreements are accounted for as adjustments to interest expense.

       Certain other interest rate swap agreements did not meet all of the criteria for settlement accounting under accounting principles generally accepted in the United States of America. The cash flows from these interest rate swap agreements are included in other income. The estimated fair market value of these financial instruments is recorded as an investment on the balance sheet and the non-cash change in estimated fair market value is recorded in other income.

       The Company's cross-currency swap agreements did not meet all of the criteria for hedge accounting under accounting principles generally accepted in the United States of America. The cash flows from these cross-currency swap agreements are included in other income. The estimated fair market value of these financial instruments is recorded as an investment on the balance sheet and the non-cash change in estimated fair market value is recorded in other income.

       See Note 7-Derivative Financial Instruments and Risk Management.

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

       Income Taxes - Amounts in the financial statements relating to income taxes relate to the subsidiaries that are not limited liability companies or have not elected S corporation status and are calculated using the SFAS No. 109, "Accounting for Income Taxes".

       Other significant subsidiaries have elected to be taxed as S corporations or limited liability companies taxed as a partnership under the Internal Revenue Code. The beneficiary of Venture Holdings Trust is required to report all income, gains, losses, deductions, and credits of the S corporations or limited liability companies included in the Trust on his individual tax returns.

       Foreign Currencies - Currency translation is based upon the SFAS 52 "Foreign Currency Translation," whereby the assets and liabilities of foreign subsidiaries where the functional currency is the local currency are generally translated using period end exchange rates while the income statements are translated using average exchange rates during the period. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods are included as a separate component of stockholders' equity.

       Reclassifications - Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 presentation.

       Recent Accounting Pronouncements - In June 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard is effective January 1, 2001. The Company analyzed the impact of this Standard on its financial position and results of operations for 2001, and the effect was to record an additional liability of $0.2 million. This adjustment will be recorded as a cumulative effect of change in accounting principle.

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


                                                         Years Ended December 31,
                                                          1999            1998
                                                          ----            ----
       Net sales                                     $  1,926,594    $  1,306,418
       Net income before extraordinary loss                12,150          15,942
       Net income                                           6,581          10,373


3.     ACCOUNTS RECEIVABLE


       Accounts receivable included the following (in thousands):             December 31
                                                                         2000             1999
                                                                         ----             ----
       Accounts receivable (including related parties)                $ 284,233        $ 301,377
       Unbilled mold contract receivables                                19,290           19,915
                                                                      ---------        ---------
                                                                        303,523          321,292
       Allowance for doubtful accounts                                  (10,451)          (9,948)
                                                                      ---------        ---------
       Net accounts receivable                                        $ 293,072        $ 311,344
                                                                      =========        =========

       Excluding receivables from related parties, substantially all of the receivables are from companies operating in the automobile industry.

4.     INVENTORIES

       Inventories included the following (in thousands):


                                                                 December 31,
                                                            2000             1999
                                                            ----             ----
       Raw materials                                     $ 49,672          $ 59,243
       Work-in-process - manufactured parts                15,721            17,623
       Work-in-process - tools and molds                  119,537            57,984
       Finished goods                                      21,692            19,770
                                                         --------          --------
       Total                                             $206,622          $154,620
                                                         ========          ========


5.     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following (in thousands):


                                                                 December 31,
                                                            2000             1999
                                                            ----             ----
       Land                                              $ 25,598          $ 27,181
       Building and improvements                          209,933           216,359
       Leasehold improvements                               6,524                 0
       Machinery and equipment                            431,736           414,240
       Tooling/molds                                       12,713            12,520
       Office and transportation equipment                 25,746            23,576
       Construction in progress                            56,056            26,239
                                                         --------          --------
                                                          768,306           720,115
       Less accumulated depreciation and amortization     215,268           157,277
                                                         --------          --------

               Total                                     $553,038          $562,838
                                                         ========          ========

       Included in property, plant and equipment is equipment and buildings held under capitalized leases. These assets had a cost basis of $39.1 million and accumulated depreciation relating to these assets of $5.9 million at December 31, 2000. As of December 31, 1999, these assets had a cost basis of $39.1 million and accumulated depreciation of $4.8 million.

6.     DEBT

       Debt consisted of the following (in thousands):


                                                                           December 31,
                                                                       2000            1999
                                                                       ----            ----
       Credit agreement
         Term loan A, with interest of 9.62%, Due 2004               $ 66,150        $ 73,950
         Term loan B, with interest of 10.12%, Due 2005               197,000         199,000
         Interim term loan, with interest of 8.93%, Due 2000               --         125,000
         Revolving credit outstanding, with interest of 9.50%,
           Due 2004                                                   117,947           5,500
         Bank debt payable with interest from 0.0% to 9.04%,
           Due 2004                                                     7,138          25,930
       Senior notes payable, Due 2005
           With interest at 9.5%                                      205,000         205,000
       Senior notes payable, Due 2007
           With interest at 11.0%                                     125,000         125,000
       Senior subordinated notes payable, Due 2009
           With interest at 12.0%                                     125,000         125,000
       Capital leases with interest from 3.95%
           to 11.250%                                                  32,941          34,658

       Installment notes payable with interest
           from 3.00% to 7.41%                                            807           1,338
                                                                     --------        --------
               Total                                                  876,983         920,376
       Less current portion of debt                                    24,405          68,368
                                                                     --------        --------
       Total                                                         $852,578        $852,008
                                                                     ========        ========

       In March 2000, the Company applied a prepayment of $42 million to the 18-month interim term loan which matured November 27, 2000. In July 2000, the Company applied an additional $8 million and $2 million prepayments to the 18-month interim term loan, reducing the principal balance to $73 million. During November 2000, the Company repaid the remaining principal balance of the 18-month interim term loan with $9.2 million received from termination of the put side of its foreign exchange collar and proceeds under the revolving credit facility.

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

       The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of December 31, 2000, the Company could have borrowed an additional $54.0 million under the revolving credit facility. Obligations under the credit agreement are jointly and severally guaranteed by Venture's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of Venture and its domestic subsidiaries.

       The credit agreement, the documents governing the Company's 9 1/2% senior notes due 2005 (the "1997 Senior Notes"), and the documents governing the Company's 11% unsecured senior notes (the "1999 Senior Notes") and 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and together with the 1999 Senior Notes, the "1999 Notes"), contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. The Company's debt obligations also contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth

       (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of December 31, 2000, the Company was in compliance with all debt covenants.

       Scheduled maturities of debt at December 31, 2000 were as follows (in thousands):


       2001                                 24,405
       2002                                 27,453
       2003                                 30,071
       2004                                148,000
       2005                                386,583
       Remaining years                     260,471
                                        ----------
         Total                          $  876,983
                                        ==========

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


                            December 31, 2000                       December 31, 1999
                  Carrying Amount       Fair Value        Carrying Amount      Fair Value
                  ---------------       ----------        ---------------      ----------
       Debt       $   876,983           $  588,133        $   920,376          $  885,051

       Derivative Financial Instruments

       In connection with the issuance of debt to finance the Peguform Acquisition, Venture entered into two five-year Euro dollar cross-currency interest rate swap agreements and one three-year Euro dollar cross-currency interest rate swap agreement.

       In March 2000, the Company terminated its cross-currency swap agreements within each of its three original cross-currency interest rate swap agreements and realized a cash gain of $42.0 million. The entire cash proceeds were applied as a prepayment of the Company's $125 million interim term loan. At December 31, 1999, these financial instruments had an estimated fair market value of $27.1 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $27.1 million being recorded in other income. Accordingly, as a result of the termination of the cross-currency swap agreements, the net impact on earnings for the twelve months ended December 31, 2000 is an increase in other income of $14.9 million, which is comprised of a realized gain of $42.0 million, offset by an unrealized loss of $27.1 million.

       The cross-currency swap agreements were replaced with a twelve-month zero-cost foreign exchange collar. The collar was originally designed to reduce the economic risk to the Company of Euro to US dollar exchange movements. The notional amount of each of the put and call sides of the foreign currency exchange collar was originally 500,000,000 Euros. During July 2000, the Company terminated the put side of its foreign currency exchange collar and received $10.9 million. The Company used $2.7 million of the proceeds to purchase a replacement put to protect against additional devaluations in the Euro to US dollar exchange rate and applied $8.0 million of the net cash proceeds as a prepayment of the 18-month interim term loan. The notional amount of the replacement put was 400,000,000 Euros. During November 2000, the Company again terminated the put side of its foreign currency exchange collar and received $9.2 million. The Company used these proceeds, along with additional borrowings under its revolving credit agreement to repay the remaining portion of the 18-month interim term loan. At December 31, 2000, only the original call side of the foreign currency exchange collar remains outstanding. The estimated fair market value of this financial instrument is $(0.6) million and is recorded as an investment on the balance sheet as of December 31, 2000. Accordingly, as a result of these foreign exchange collar transactions, the net impact on earnings for the twelve months ended December 31, 2000 is an increase in other income of $19.5 million, which is comprised of a realized gain of $20.1 million, offset by an unrealized loss of $0.6 million. On March 16, 2001, the original call side of the foreign currency exchange collar expired unexercised. The Company currently has no foreign currency derivative transactions in place to protect itself from currency movements. The Company is continuing to review the situation and will take actions when it deems proper.

       One of the interest rate swap agreements within each of the original cross-currency interest rate swap agreements was accounted for using settlement accounting. The cash flows from these interest rate swap agreements were accounted for as adjustments to interest expense. During 2000, these interest rate swap agreements resulted in an increase to interest expense of $0.5 million. During 1999, these interest rate swap agreements resulted in a reduction to interest expense of $0.9 million. During July 2000, the Company paid $14.9 million to terminate these financial instruments. This amount has been capitalized and will be amortized into interest expense over the terms of the original interest rate swap agreements. During 2000, interest expense includes $2.5 million of this deferred interest asset amortization.

       The other interest rate swap agreements within each of the original cross-currency interest rate swap agreements did not meet all the criteria for settlement accounting under generally accepted accounting principles. The cash flows from these interest rate swap agreements are included in other income. During 2000 and 1999, these interest rate swap agreements resulted in a realized loss, or a reduction to other (expense) income, of $0.3 million and $2.4 million, respectively. The estimated fair market value of these financial instruments as of December 31, 1999 of $13.4 million was recorded as an investment on the balance sheet. The corresponding $13.4 million non-cash change to estimated fair market value was recorded in other income in 1999. During July 2000, the Company terminated these financial instruments and realized a cash gain of $16.9 million plus interest income of $0.1 million. Accordingly, as a result of the termination of these interest rate swap agreements, the net impact on earnings during 2000 is an increase in other income of $3.6 million, which is comprised of a realized gain of $16.9 million and interest income of $0.1 million, offset by an unrealized loss of $13.4 million.

       During July 2000, the Company applied $2.0 million of the net cash proceeds from the terminations of the interest rate swap agreements as an additional prepayment of the 18-month interim term loan.

       The Company has also entered into interest rate swap agreements with a total notional value of $55 million to mitigate the risk associated with changing interest rates on certain floating rate debt. During 2000, certain of these interest rate swaps agreements with a notional value of $25 million expired. All of these interest rate swap agreements are accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $0.1 million and $0.8 million of additional interest expense during 2000 and 1999, respectively.

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

       The Company purchased from Pompo Insurance & Indemnity Company Ltd. ("Pompo"), a corporation indirectly owned by the sole beneficiary of the Trust, insurance to cover certain medical claims by the Company's covered employees and certain workers compensation claims. The Company remains an obligor for any amounts in excess of insurance coverage or any amounts not paid by Pompo under these coverages. If a liability is settled for less than the amount of the premium a portion of the excess is available as a premium credit on future insurance. The Company has accounted for this arrangement using the deposit method wherein the full amount of the estimated liability for such claims is recorded in other liabilities and the premiums paid to Pompo are recorded in other assets until such time that the claims are settled. The Company made additional payments of $0.9 million, $0.8 million and $0.6 million to Pompo in 2000, 1999 and 1998, respectively. At December 31, 2000, 1999 and 1998, the Company had approximately $3.7 million, $3.7 million and $3.4 million, respectively, on deposit with Pompo. A portion of this amount was invested on a short term basis with a related party in 1999 and 1998.

       During 1999, the Company entered into an agreement to purchase vehicles from Shelby American, Inc. ("Shelby"), an entity in which the sole beneficiary of the Trust has a 75% ownership interest. Venture made deposits of approximately $13 million for each of the years ended December 31, 2000 and 1999 on these vehicles. The Company intends to market the vehicles to other parties. However, sales results to date have proven more difficult to achieve than had been anticipated due to quality and pricing issues. The Company is currently addressing these issues and has an updated marketing plan for selling the vehicles. The Company has a secured interest in the assets of Shelby, if the vehicles are not sold as planned. The Company believes the deposit of $26 million is fully recoverable. The deposit has been recorded in other assets as of December 31, 2000 and 1999. During 1999, the Company sold certain parts to Shelby for use in the manufacturing of these vehicles and performed engineering services. Sales to Shelby for the year ended December 31, 1999 were $3.8 million.

       The Company contracts with Deluxe Pattern Corporation ("Deluxe"), an entity wholly owned by the sole beneficiary of the Trust, to provide the Company with design, prototype, and fixture work. During the years ended December 31, 2000, 1999, and 1998, the Company was charged $18.9 million $11.0 million, and $6.6 million under this arrangement. A majority of these amounts for 1999 and 1998 were capitalized in other assets and amortized over the term of the respective program for which the Company has the production contract. The remainder of these amounts were billed and collected from outside third parties. In 2000, the Company expensed certain design costs as incurred due to a recently issued accounting pronouncement. While Deluxe will continue to provide design, prototype and fixture work, Deluxe will now be paid in accordance with standard contract terms. In accordance with these terms at December 31, 2000, the Company had made progress payments to Deluxe of $9.9 million through a reduction of the related party receivable.

       Deluxe also buys services from the Company, principally labor and materials, however, these services will be significantly reduced in 2001 and the future. During the years ended December 31, 2000, 1999, and 1998, Deluxe made purchases, and the Company recognized revenue, in the amount of $9.1 million, $12.9 million, and $17.3 million. In addition to the above transactions, Deluxe also charged the Company approximately $1.1 million during each of the years ended December 31, 2000, 1999, and 1998 for equipment rental and other services. These charges ceased at the end of 2000. The net effect of these transactions between Deluxe and the Company was a receivable balance from Deluxe of $30.2 million and $32.3 million at December 31, 2000 and 1999, respectively, of which $3.3 million is recorded as a long term receivable in other assets as of December 31, 2000.

       During 1999, the Company advanced approximately $5.5 million to Venture Africa, an entity wholly owned by the sole beneficiary of the Trust for the construction and refurbishment of a paint line. This amount has been included in receivables from related parties as of December 31, 1999. This amount was substantially settled in early 2001. In 2000, the Company began selling raw material to South Africa amounting to $10.3 million under established repayment terms. At December 31, 2000 and 1999, the amount outstanding was $16.0 million and $5.5 million, respectively,

       From time to time, the Company makes certain employees available to the sole beneficiary of the Trust for purposes of performing services for companies controlled by the beneficiary and for performing construction services at his personal residence. The beneficiary was indebted to the Company in the amount of $1.1 million and $0.5 million at December 31, 2000 and 1999, respectively. These amounts were repaid in early 2001

       During 1999, the Company contracted with M&M Flow Through Systems, LLC ("M&M"), an entity owned by the son of the sole beneficiary of the Trust, to manufacture certain machinery and equipment used at the Company's Grand Blanc facility. The Company purchased three different machines from M&M at an approximate cost of $965,000. In addition, the Company contracts M&M to dispose of scrap parts that have previously been rejected by the automotive original equipment manufacturers. The Company's sales of these parts to M&M for the year December 31, 1999 were approximately $200,000, which approximates a recovery of the material cost of producing the parts.

       The Company leased buildings and machinery and equipment to an entity in which the sole beneficiary of the Trust owns a significant equity interest. During 1999 and 1998, the Company received $0.2 million per year, in connection with this agreement.

       Venture Sales and Engineering (VS&E) and Venture Foreign Sales Corporation, corporations wholly owned by the sole beneficiary of the Trust, serve as the Company's sales and management representatives. The Company pays Venture Sales and Engineering and Venture Foreign Sales Corporation, in the aggregate, a sales management commission of 3% on all production sales. The Company entered into an amendment to these agreements with VS&E to allow the Company flexibility to reduce this expense with the cooperation of VS&E. VS&E eliminated approximately $2.6 million of management fees relating to sales commissions for the fourth quarter of 2000. This was done due to the slowing of the automotive industry and to ensure the Company remained competitive. VS&E has conducted sales and marketing activities around the world for the Company and has been advanced certain funds in order to carry on that work on behalf of the Company. These activities result in a net receivable from VS&E of $25.5 million and $24.2 million at December 31, 2000 and 1999, respectively, of which $15.5 million is recorded as a long term receivable in other assets at December 31, 2000.

       The Company provided management services to Venture Asia Pacific Pty. Ltd. (VAP) and its subsidiaries and corporations wholly owned by the sole beneficiary. The Company billed management fees and commissions totaling $4.9, $4.5, and $4.5 million to VAP in 2000, 1999, and 1998, respectively. These fees and commissions ceased as of December 31, 2000. In addition, VAP reimbursed Venture for certain other expenditures made on its behalf and assigned certain tooling contracts to Venture. These arrangements will continue. As a result of negotiations with an Australian customer, Venture Asia Pacific was granted an increased piece price to cover excess tooling and other program associated costs. This agreement has facilitated repayment terms between the Company and Venture Asia Pacific for the outstanding accounts receivable balance related to management fees, commissions, tooling and other expenditures. In conjunction with this agreement, $14.7 million of the $20.3 million has been reclassified from a current receivable to a long-term receivable in other assets.

       The following is a summary of transactions with all related parties at December 31, 2000, 1999 and 1998 (in thousands):


                                                                                  December 31,
       Revenue for:                                                 2000              1999            1998
                                                                    ----              ----            ----
          Materials sold, tooling sales,
            Sales commission and rent charged                    $  21,154         $  17,618      $  18,974
          Providing administrative services                            462                --             --
          Insurance and benefit premiums                                --                --             --
          Management fees                                            4,980             4,476          4,533
       Subcontracted services                                           75                --          2,324
       Manufacturing related services and inventory
          purchased                                                 21,862            15,557          8,084
       Rent expense paid                                             2,180             2,599          2,180
       Machine and facility usage fees paid                          6,699             6,340          4,158
       Commission expense paid                                       8,206            10,929         10,391
       Litigation, workers compensation and medical
       insurance premiums                                              913               766            613
       Property, plant and equipment purchased                          --               965             40
       Deposit, paid for vehicles                                   12,400            13,268             --

       The total of these related party transactions is as follows
       (in thousands):


                                                      December 31,
                                                  2000            1999
                                                  ----            ----
       Amounts receivable                      $113,557         $ 96,795
       Amounts payable                           25,519           14,151

                                               --------         --------

       Net amounts receivable                  $ 88,038         $ 82,644
                                               ========         ========

       During 2000, the company reassessed the collectibility and classification of the related party receivables. Based on the assessment and finalization of certain repayment agreements, $33.6 million of the amount was reclassed to other assets. The amounts are generally from entities wholly owned by the sole beneficiary of the Company and management believes that the amounts are fully recoverable.

9.     COMMITMENTS AND CONTINGENCIES

       Operating Leases - The Company leases certain machinery and equipment under operating leases which have initial or remaining terms of one year or more at December 31, 2000. Future minimum lease commitments, including related party leases, are as follows (in thousands):


                           Related Party           Other Operating
                         Operating Leases               Leases
                         ----------------               ------
       Years:
       2001                   $   133                   $11,141
       2002                        --                     9,129
       2003                        --                     7,848
       2004                        --                     6,510
       2005                        --                     4,803
       Remaining years             --                    20,112
                              -------                   -------
       Total                  $   133                   $59,543
                              =======                   =======

       Rent expense for operating leases and other agreements with a term of greater than one month, including amounts paid to related parties, was $17.4 million, $10.9 and $5.5 million for the years ended December 31, 2000, 1999, and 1998, respectively. Usage fees paid based on monthly usage of certain machinery and equipment and facilities were $7.0, $6.7, and $4.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. With the exception of $0.3 million paid during 2000 and 1999, all usage fees were paid to related parties.

       Resolution of Commercial Issues - During the fourth quarter of 1998, the Company resolved several commercial issues which resulted in the recovery of gross profit lost during current and prior years. The resolution of these issues resulted in an additional $7.4 million of gross profit in 1998.

       Environmental Costs - The Company is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against the Company concerning environmental matters. Estimates of future costs of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable. The Company's reserves for these environmental matters totaled $1.5 million at December 31, 2000 and $1.8 million at December 31, 1999.

       The Company has been involved in legal proceedings with the Michigan Department of Environmental Quality (MDEQ) concerning the emissions from our Grand Blanc paint facility. In October 1999, the parties to the litigation reached an agreement in principle to settle the case by the installation of full pollution abatement equipment at the Grand Blanc facility and payment by us of $1.1 million. The agreement was subject to several conditions, primarily rezoning of the property. In January of 2000, rezoning approval was granted for the new equipment. In February of 2000, the Company applied for new permits for the installation of the equipment. The Company entered into a consent decree in January of 2001 to settle this matter. During the fourth quarter of 1999, the Company established a reserve in the amount of $1.1 million relating to this payment and made the payment in February of 2001. As required under the decree, the Company plans to make certain capital expenditures of approximately $8.5 million to the current Grand Blanc systems.

       In December of 1999, the MDEQ contacted the Grand Blanc facility relating to the classification of waste leaving the facility. The Company has been discussing the issue with the MDEQ and have been conducting tests of the waste. As a result of the contact and to avoid future liability, the Company has voluntarily changed the classification of the waste on all subsequent disposals even though the Company disagrees with MDEQ. In addition, the Company has changed materials and certain processes to remove the concern of the MDEQ. By changing the classification of the waste for disposal subsequent to the contact the Company has limited its potential liability to disposals prior to the contact. However, the Company may be exposed to some liability for past disposal. On March 20, 2000 the Company received a notice of warning from MDEQ regarding this matter. As a result of the notice received for the Grand Blanc facility the Company voluntarily undertook the same actions at the Grand Rapids facility to reduce risk of potential damage claims as the same procedures and methods were used at the Grand Rapids and Grand Blanc facilities. At the present time the Company is unable to quantify any liability for these disposals.

       In late 2000, the Company was notified by Union Carbide Corporation that, based upon the usage of some paint application equipment at the Grand Blanc facility, the Company was obligated to pay certain royalties related to patent infringements. The Company is currently reviewing this matter with an attorney. At the present time, the Company has been unable to reach a conclusion as to possible infringements because of modifications we made, and the amount of any royalty that would be owed. The Company does use the Union Carbide equipment at our Seabrook facility, without the modifications and are paying the royalty at that location.

       The Company is party to various contractual, legal and environmental proceedings, some of which assert claims for large amounts. Although the ultimate cost of resolving these matters could not be precisely determined at December 31, 2000, management believes, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations. These matters are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is more than remote but less than likely that the final resolution of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The Company's reserves have been set based upon a review of costs that may be incurred after considering the creditworthiness of guarantors and/or indemnification from third parties which the Company has received. The Company is not covered by insurance for any unfavorable environmental outcomes, but relies on the established reserves, guarantees and indemnifications it has received.

10.    CONCENTRATIONS

       The Company's sales to General Motors Corporation ("GM"), Ford Motor Company ("Ford") and DaimlerChrysler Corporation ("DaimlerChrysler"), expressed as a percentage of sales, were 38%, 23% and 15%, respectively, in 1998. During 1999, the percentages were 18%, 13%, 12%, 11% and 9% for GM, Audi, DaimlerChrysler, Ford and Volkswagen, respectively. During 2000, the percentages were 14%, 13%, 11% and 11% for Audi, General Motors, DaimlerChrysler and Volkswagon, respectively. Many of the Company's automotive industry customers are unionized and work stoppages or slow-downs experienced by them, and their employee relations policies could have an adverse effect on the Company's results of operations. Net sales during the second and third quarters of 1998 were impacted negatively due to strikes at certain General Motors plants. The Company believes that a portion of these lost sales were recouped in the fourth quarter of 1998 as GM accelerated production to refill its distribution channels. Approximately 35% of the Company's North American workforce is covered by collective bargaining agreements. A portion of the European workforce is covered by collective bargaining agreements. The UAW contract at the Lancaster facility expires in June 2001 and formal negotiations have not begun.

11.    PENSIONS, PROFIT-SHARING AND SALARY REDUCTION PLAN

       North America

       The Company sponsors profit-sharing and salary reduction 401(k) plans which cover substantially all North American employees. The plans provide for the Company to contribute a discretionary amount each year. Contributions were $2.3 million for the years ended December 31, 2000, 1999 and 1998.

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

       The change in benefit obligation for the years ended December 31, 2000 and 1999 was as follows (in thousands):


                                                                  December 31,
                                                              2000           1999
                                                              ----           ----
       Benefit obligation at beginning of year              $ 17,241       $ 18,230
       Service cost                                              443            589
       Interest cost                                           1,299          1,234
       Amendments                                                 --            638
       Actuarial loss (gain)                                   1,716         (2,856)
       Effect of Settlement                                     (755)            --
       Benefits paid                                          (8,388)          (594)
                                                            --------       --------

       Benefit obligation at end of year                    $ 11,556       $ 17,241
                                                            ========       ========

       The change in the market value of plan assets for the years ended December 31, 2000 and 1999 was as follows (in thousands):


                                                                  December 31,
                                                             2000              1999
                                                             ----              ----
       Market value of plan assets at
           beginning of year                               $ 15,982          $ 14,255
       Actual return on plan assets                           1,125             1,606
       Employer contribution                                  1,232               715
       Benefits paid                                         (8,388)             (594)
                                                           --------          --------
       Market value of plan assets at
            end of year                                    $  9,951          $ 15,982
                                                           ========          ========

       The funded status of the defined benefit plans at December 31, 2000 was as follows (in thousands):


                                                              Assets Exceed       Accumulated Benefits
                                                           Accumulated Benefits       Exceed Assets
                                                           --------------------       -------------
       Actuarial present value of benefit obligations:
           Vested benefits                                        $     --               $ 11,387
           Nonvested benefits                                           --                    168
                                                                  --------               --------
       Accumulated benefit obligation                                   --                 11,555
       Projected benefit obligation                                     --                 11,556
       Market value of plan assets                                      --                  9,951
                                                                  --------               --------
       (Deficiency) of assets over projected benefit
       obligation                                                       --                 (1,605)
       Unrecognized net (gain)                                          --                 (2,399)
       Unrecognized prior service cost                                  --                    978
                                                                  --------               --------
       (Accrued) pension cost                                     $     --               $ (3,026)
                                                                  ========               ========

       The funded status of the defined benefit plans at December 31, 1999 was as follows (in thousands):


                                                                 Assets Exceed        Accumulated Benefits
                                                             Accumulated Benefits        Exceed Assets
                                                             --------------------        -------------
       Actuarial present value of benefit obligations:
           Vested benefits                                         $  5,841                $ 11,261
           Nonvested benefits                                            18                     121
                                                                   --------                --------
       Accumulated benefit obligation                                 5,859                  11,382
       Projected benefit obligation                                   5,859                  11,382
       Market value of plan assets                                    7,673                   8,309
                                                                   --------                --------
       Excess (deficiency) of assets over projected benefit
       obligation                                                     1,814                  (3,073)
       Unrecognized net (gain)                                       (1,558)                 (1,403)
       Unrecognized prior service cost                                   --                   1,067
                                                                   --------                --------
       Prepaid (Accrued) pension cost                              $    256                $ (3,409)
                                                                   ========                ========


       Net periodic pension expense (benefit) for the years ended December 31, 2000 and 1999 included the following components (in thousands):


                                                                             December 31,
                                                                        2000              1999
                                                                        ----              ----
       Service cost benefit during the year                           $   443           $   589
       Interest cost on projected benefit obligation                    1,299             1,234
       Expected return on plan assets                                  (1,359)           (1,196)
       Net amortization and deferral                                      (33)               89
                                                                      -------           -------
       Net periodic pension expense                                   $   350           $   716
                                                                      =======           =======

       The date used to measure plan assets and liabilities is as of September 30 each year.

       The weighted-average assumed discount rate was 8.0% and 7.75% for 2000 and 1999, respectively. The assumed rate of return on plan assets was 8.5% for 2000 and 2001, respectively. For salary based plans, the expected rate of increase in compensation levels was 0.0% (as all salaried plans have been frozen).

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

       Effective January 1, 1999, the three frozen plans were merged into one plan. The merged plan was terminated in 2000.

       Europe

       Peguform Germany maintains one defined benefit pension plan covering all its full-time hourly and salaried employees plus some individual defined benefit pension agreements for managers and members of the board. The benefits payable under the plans are generally determined based on the employees' length of service and earnings. These benefit plans are not funded.

       The change in benefit obligation for the year ended December 31, 2000 and 1999 was as follows (in thousands):


                                                          December 31,       December 31,
                                                             2000                1999
                                                             ----                ----
       Benefit obligation at beginning of year             $ 25,255           $ 25,919
       Service cost                                           1,174              1,029
       Interest cost                                          1,404              1,092
       Actuarial loss (gain)                                    164             (2,175)
       Benefits paid                                           (810)              (610)
                                                           --------           --------

       Benefit obligation at end of year                   $ 27,187           $ 25,255
                                                           ========           ========

       The funded status of the defined benefit plans at December 31, 2000 was as follows (in thousands):


                                                                         Accumulated Benefits
                                                                            Exceed Assets
                                                                            -------------
       Actuarial present value of benefit obligations:
           Vested benefits                                                     $ 23,374
           Nonvested benefits                                                     3,220
                                                                               --------
       Accumulated benefit obligation                                            26,594
       Projected benefit obligation                                              27,187
       Market value of plan assets                                                   --
                                                                               --------
       (Deficiency) of assets over projected benefit obligation                 (27,187)
       Unrecognized net (gain)                                                     (175)
                                                                               --------
       Accrued pension cost                                                    $(27,362)
                                                                               ========

       The funded status of the defined benefit plans at December 31, 1999 was as follows (in thousands):


                                                                      Accumulated Benefits
                                                                         Exceed Assets
                                                                         -------------
       Actuarial present value of benefit obligations:
           Vested benefits                                                  $ 21,117
           Nonvested benefits                                                  3,613
                                                                            --------
       Accumulated benefit obligation                                         24,730
       Projected benefit obligation                                           25,255
       Market value of plan assets                                                --
                                                                            --------
       (Deficiency) of assets over projected benefit obligation              (25,255)
       Unrecognized net (gain)                                                (2,175)
                                                                            --------
       Accrued pension cost                                                 $(27,430)
                                                                            ========


       Net periodic pension expense for the year ended December 31, 2000 and 1999 included the following components (in thousands):


                                                         December 31,    December 31,
                                                             2000            1999
                                                             ----            ----
       Service cost benefit during the year                 $1,174          $1,029
       Interest cost on projected benefit obligation         1,404           1,092
                                                            ------          ------
       Net periodic pension expense                         $2,578          $2,121
                                                            ======          ======

       The date used to measure plan assets and liabilities was as of December 31, 2000 and 1999.

       The weighted-average assumed discount rate was 6.0% for 2000 and 1999. For salary based plans, the expected rate of increase in compensation levels was 2.0% and 1.5% for 2000 and 1999, respectively.

12.    INCOME TAXES

       Amounts in the financial statements related to income taxes are for the operations of Venture Holdings Corporation, and Peguform subsidiaries. The other significant Subsidiaries have elected S corporation or flow through tax status under the Internal Revenue Code and will incur no domestic or foreign income tax. The member is required to report all income, gains, losses, deductions, and credits of the S corporations and other flow through entities included in the LLC on his individual tax returns.

       The provision for income tax (benefit) expense for the period ended (in thousands):


                                                       December 31,
                                            2000           1999           1998
                                            ----           ----           ----
       Currently Payable
           United States                  $     60       $   (351)       $     80
           State and Local                      --             --              --
           Foreign                          10,330          2,941              16
                                          --------       --------        --------
              Total                         10,390          2,590              96
                                          ========       ========        ========

       Deferred
           United States                  $   (197)      $  1,994        $  1,618
           State and Local                     (25)           297             240
           Foreign                         (21,457)         3,346              --
                                          --------       --------        --------
              Total                       $(21,679)         5,637           1,858
                                          ========       ========        ========

       The Company does not provide for U.S. income taxes or foreign withholding taxes on cumulative undistributed earnings of foreign subsidiaries which are considered to be permanently reinvested outside the U.S.

       The effective rate of Venture Holdings Corporation on pre-tax income was (7.4)% for the year ended December 31, 2000, of which 32.8% relates to permanent differences not deductible for income taxes (primarily goodwill amortization) and 5.2% for state and local income taxes, net of federal tax benefit. The effective rate of foreign entities on pre-tax income was 95.2% for the year ended December 31, 2000. The effective tax rate of Venture Holdings Corporation on pretax income was 65.27% for the year ended December 31, 1999, of which 24.17% relates to permanent differences not deductible for income taxes (primarily goodwill amortization) and 5.2% for state and local income taxes, net of the federal tax benefit. The effective tax rate of foreign entities on pre-tax income was 36.8% for the year ended December 31, 1999. The effective tax rate on pretax income was 70.4% for the year ended December 31, 1998, of which 29.9% relates to permanent differences not deductible for income taxes and 5.2% for state and local income taxes, net of the federal tax benefit.

       The tax benefits were generated during 2000 primarily as a result of finalizing the restructuring of the Peguform group of companies, a reduction of tax rates in Germany and the recognition of the benefit of NOL carryforwards. The tax-effected temporary differences and carryforwards which comprised deferred assets and liabilities were as follows (in thousands):


                                                                      December 31,
                                                                  2000            1999
                                                                  ----            ----
      Deferred tax assets:
            Accrued expenses and reserves                       $ 14,107        $ 13,487
            Net operating loss carryforward                       38,181          16,556
            Minimum tax credit carryforward                          824             764
            Other                                                  7,211           9,784
                                                                --------        --------
                 Total deferred tax assets                      $ 60,323        $ 40,591
                                                                --------        --------

       Deferred tax liabilities:
            Depreciation                                        $ 38,138        $ 59,277
            Other                                                    299          1,396
                                                                --------        --------
                 Total deferred tax liabilities                 $ 38,437        $ 60,673
                                                                --------        --------

                 Net deferred tax asset (liability)             $ 21,886        $(20,082)
                                                                ========        ========

       The current portion of deferred tax assets, $9.2 and $10.7 million is included in prepaid expense and other at December 31, 2000 and 1999, respectively. The current portion of deferred tax liabilities of $0.5 million and $1.2 million is included in accrued expenses at December 31, 2000 and 1999, respectively. As a result of restructuring the Peguform Group of companies, deferred tax liabilities and goodwill have both been reduced by $21.9 million at December 31, 2000. Venture Holdings Corporation U.S. net operating loss carryforwards, which totaled $33.4 and $30.8 million at December 31, 2000 and 1999, respectively, begin to expire in the year 2011. Peguform France has net operating loss carryforwards of approximately $11.9 and $16 million at December 31, 2000 and 1999, respectively, which have an unlimited expiration period. Peguform Brazil has net operating loss carryforwards of approximately $9.5 million at December 31, 2000 and have an unlimited expiration period. Venture Germany has net operating loss carryforwards of approximately $62.2 million at December 31, 2000 and an unlimited expiration period. Alternative minimum tax credit carryforwards totaled $824 thousand at December 31, 2000 and have no expiration date. Management believes the net operating loss carryforwards at December 31, 2000 are realizable based on forecasted earnings and available tax planning strategies.

13.    SEGMENT REPORTING

       Prior to the Peguform Acquisition on May 28, 1999, the Company was organized and operated in one reporting segment. As a result of the Peguform Acquisition, the Company is organized and managed based primarily on geographic markets served. Under this organizational structure, the Company's operating segments have been divided into two reportable segments: North America and Europe. The following table presents net sales and other financial information by business segment for the twelve months ended December 31, 2000 (in thousands):


                                                                INCOME           NET (LOSS)           TOTAL
                                         NET SALES         FROM OPERATIONS         INCOME             ASSETS
                                         ---------         ---------------         ------             ------
       NORTH AMERICA (Venture)           $   583,218         $    22,505        $   (29,981)        $   989,131
       EUROPE (Peguform)                   1,250,196              73,525             39,063             437,172
       ELIMINATIONS                           (3,449)                 --                 --                  --
                                         -----------         -----------        -----------         -----------

             TOTAL                         1,829,965              96,030              9,082           1,426,303
                                         ===========         ===========        ===========         ===========

The following table presents net sales and other financial information by business segment for the twelve months ended December 31, 1999 (in thousands):


                                                              INCOME           NET (LOSS)            TOTAL
                                          NET SALES       FROM OPERATIONS        INCOME              ASSETS
                                          ---------       ---------------        -------             ------
       NORTH AMERICA (Venture)           $  605,637         $    6,666         $  (24,702)         $1,029,332
       EUROPE (Peguform)                    760,533             34,558             10,192             385,644
       ELIMINATIONS
                                         ----------         ----------         ----------          ----------

             TOTAL                        1,366,170             41,224            (14,510)          1,414,976
                                         ==========         ==========         ==========          ==========

14.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

       Venture, as the successor to Venture Holdings Trust, and certain of its wholly-owned, domestic subsidiaries are jointly and severally liable for the 1997 Senior Notes issued on July 9, 1997. On May 27, 1999, certain 100%-owned, domestic subsidiaries of Venture became guarantors of the 1997 Senior Notes. These guarantees are full and unconditional, joint and several. Venture issued the 1999 Notes on May 27, 1999 in connection with the Peguform Acquisition, as a result of which Venture acquired certain additional foreign subsidiaries. The 1999 Notes are guaranteed by each of Venture's 100%-owned, domestic subsidiaries. The guarantees of these 100%-owned, domestic subsidiaries are full and unconditional, joint and several.

       Condensed consolidating financial information for the periods prior to June 30, 1999 are not presented because prior to May 27, 1999 the non-guarantors and the non-issuers of the 1997 Senior Notes and the non-guarantors of the 1999 Notes during those periods were minor subsidiaries, individually and in the aggregate. Management does not believe that separate financial statements of the issuer subsidiaries or guarantor subsidiaries are material to investors in the 1997 Senior Notes or the 1999 Notes.

       The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

       1997 SENIOR NOTES:


       The following condensed consolidating financial information presents:

       (1) Condensed consolidating financial statements for years ended December 31, 2000 and 1999, of (a) Venture, as a co-issuer of the 1997 Senior Notes (b) the subsidiaries that are co-issuers of the 1997 Senior Notes, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis, and

       (2) Elimination entries necessary to consolidate Venture, the other issuers and the guarantor subsidiaries with the nonguarantor subsidiaries.

       CONDENSED CONSOLIDATING BALANCE SHEET
       AS OF DECEMBER 31, 2000
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)

                                                                       OTHER    GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                                          VENTURE     ISSUERS  SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                          -------     -------  ------------ ------------  ------------      -----
ASSETS
- ------
CURRENT ASSETS:
        Cash and cash equivalents                       $      --   $      --  $      --     $     941     $      --    $      941
        Accounts receivable, net                               --     146,309        117       146,646            --       293,072
        Inventories                                            --      68,466         --       138,156            --       206,622
        Investments                                          (609)         --         --         1,098            --           489
        Prepaid and other current assets                       --       5,295        319        40,319            --        45,933
                                                        ---------   ---------  ---------     ---------     ---------    ----------
                 Total current assets                        (609)    220,070        436       327,160            --       547,057


Property, Plant and Equipment, Net                             --     190,545         10       362,483            --       553,038
Intangible Assets, Net                                         --      48,251         --        74,879            --       123,130
Other Assets                                               12,392     117,965         --        21,581            --       151,938
Deferred Tax Assets                                            --      11,864         --        39,276            --        51,140
Net Investment in and advances to (from)
  Subsidiaries & affiliates                               912,207    (506,152)    43,849      (233,601)     (216,303)           --
                                                        ---------   ---------  ---------     ---------     ---------    ----------

Total Assets                                            $ 923,990   $  82,543  $  44,295     $ 591,778     $(216,303)   $1,426,303
                                                        =========   =========  =========     =========     =========    ==========

LIABILITIES AND MEMBER'S EQUITY
- -------------------------------
CURRENT LIABILITIES:
        Accounts payable                                $      --   $  67,562  $   1,209     $ 188,878     $      --    $  257,649
        Accrued interest                                   15,294          --         --           188            --        15,482
        Accrued expenses                                       --       8,194      1,949       109,671            --       119,814
        Current portion of long term debt                  17,908          --         --         6,497            --        24,405
                                                        ---------   ---------  ---------     ---------     ---------    ----------
                 Total current liabilities                 33,202      75,756      3,158       305,234            --       417,350


Pension Liabilities & Other                                    --       5,784         --        45,587            --        51,371
Deferred Tax Liabilities                                       --      12,191         --        25,776            --        37,967
Long Term Debt                                            818,189       1,500         --        32,889            --       852,578
                                                        ---------   ---------  ---------     ---------     ---------    ----------
        Total liabilities                                 851,391      95,231      3,158       409,486            --     1,359,266

Commitments and Contingencies                                  --          --         --            --            --            --

Member's Equity:
        Member's equity                                    72,599     (12,688)    41,137       187,677      (216,303)       72,422
        Accumulated other comprehensive income-
          minimum pension liability in excess of
          unrecognized prior service cost, net of tax          --          --         --            --            --            --
        Accumulated other comprehensive income-
          cumulative translation adjustments                   --          --         --        (5,385)           --        (5,385)
                                                        ---------   ---------  ---------     ---------     ---------    ----------

Member's Equity                                            72,599     (12,688)    41,137       182,292      (216,303)       67,037
                                                        ---------   ---------  ---------     ---------     ---------    ----------

Total Liabilities and Member's Equity                   $ 923,990   $  82,543  $  44,295     $ 591,778     $(216,303)   $1,426,303
                                                        =========   =========  =========     =========     =========    ==========

       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
       FOR THE YEAR ENDED DECEMBER 31, 2000
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)


                                                        OTHER       GUARANTOR    NONGUARANTOR                   CONSOLIDATED
                                        VENTURE        ISSUERS     SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS       TOTAL
                                        -------        -------     ------------  ------------    ------------       -----
NET SALES                             $        --    $   413,394    $   164,960    $ 1,255,060    $    (3,449)   $ 1,829,965
COST OF PRODUCT SOLD                           --        356,417        165,032      1,084,326         (3,449)     1,602,326
                                      -----------    -----------    -----------    -----------    -----------    -----------
  GROSS PROFIT                                 --         56,977            (72)       170,734             --        227,639
SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                      --         34,701             --         95,743             --        130,444
PAYMENTS TO BENEFICIARY IN LIEU OF
  TAXES                                     1,165             --             --             --             --          1,165
                                      -----------    -----------    -----------    -----------    -----------    -----------
      (LOSS) INCOME FROM OPERATIONS        (1,165)        22,276            (72)        74,991             --         96,030
INTEREST EXPENSE                           92,608            139             --          9,766             --        102,513
INTERCOMPANY INTEREST ALLOCATION          (90,151)        57,825        (33,033)        65,359             --             --
OTHER EXPENSE (INCOME)                    (33,944)         3,436        (17,090)        41,916             --         (5,682)
                                      -----------    -----------    -----------    -----------    -----------    -----------
       (LOSS) INCOME BEFORE TAXES          30,322        (39,124)        50,051        (42,050)            --           (801)

TAX  (BENEFIT) PROVISION                       --           (163)            --        (11,126)            --        (11,289)
MINORITY INTEREST                              --             --             --          1,406             --          1,406
                                      -----------    -----------    -----------    -----------    -----------    -----------
        NET (LOSS) INCOME             $    30,322    $   (38,961)   $    50,051    $   (32,330)   $        --    $     9,082
                                      ===========    ===========    ===========    ===========    ===========    ===========


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000
- --------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                         OTHER     GUARANTOR   NONGUARANTOR             CONSOLIDATED
                                                             VENTURE    ISSUERS   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS    TOTAL
                                                             -------    -------   ------------ ------------ ------------    -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  30,322  $ (38,961)   $  50,051    $ (32,330)   $    --     $   9,082
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                            2,457     43,385            5       45,230         --        91,077
       Unrealized loss on currency exchange                        --      3,199      (12,735)      51,159         --        41,623
       Net gain on termination of derivatives                 (37,421)        --           --           --         --       (37,421)
       Loss from the disposal of fixed assets                      --        (43)          --          607         --           564
       Change in accounts receivable                               --     42,454           36      (24,218)        --        18,272
       Change in inventories                                       --    (19,529)          --      (32,471)        --       (52,000)
       Change in prepaid and other current assets                  --     14,755         (319)      (6,509)        --         7,927
       Change in other assets                                 (14,849)   (66,686)          --       36,489         --       (45,046)
       Change in accounts payable                                  --     10,175          697       52,180         --        63,052
       Change in accrued expenses                               2,066     (7,966)         350       18,789         --        13,239
       Change in pension liabilities and other                     --       (456)          --       (5,788)        --        (6,244)
       Change in deferred taxes                                    --        (17)          --      (42,762)        --       (42,779)
                                                            ---------  ---------    ---------    ---------    -------     ---------
       Net cash provided by (used in) operating
         activities                                           (17,425)   (19,690)      38,085       60,376         --        61,346

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                        --    (25,441)          --      (60,277)        --       (85,718)
       Net activity in investments in and advances to (from)
           subsidiaries and affiliates                        (38,753)    49,354      (50,820)      40,219         --            --
       Proceeds from sale of fixed assets                          --         --           --          661         --           661
       Proceeds from termination of derivatives                78,531         --           --           --         --        78,531
                                                            ---------  ---------    ---------    ---------    -------     ---------
       Net cash used in investing activities                   39,778     23,913      (50,820)     (19,397)        --        (6,526)


CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (repayments) borrowings under revolving credit
          facility                                            112,447         --           --      (15,995)        --        96,452
       Principal payments on debt                            (134,800)      (982)          --       (9,745)        --      (145,527)
       Net proceeds from issuance of debt                                                            5,717                    5,717
                                                            ---------  ---------    ---------    ---------    -------     ---------
       Net cash (used in) provided by
         financing activities                                 (22,353)      (982)          --      (20,023)        --       (43,358)

Effect of exchange rate changes on cash and cash
         Equivalents                                               --     (3,267)      12,735      (27,381)        --       (17,913)

                NET (DECREASE) INCREASE IN CASH                    --        (26)          --       (6,425)        --        (6,451)

CASH AT BEGINNING OF PERIOD                                 $      --  $      26    $      --    $   7,366    $    --     $   7,392
                                                            ---------  ---------    ---------    ---------    -------     ---------
CASH AT END OF PERIOD                                       $      --  $      --    $      --    $     941    $    --     $     941
                                                            =========  =========    =========    =========    =======     =========

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1999
- --------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                       OTHER     GUARANTOR    NONGUARANTOR              CONSOLIDATED
                                                         VENTURE      ISSUERS   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS     TOTAL
                                                         -------      -------   ------------  ------------ ------------     -----
ASSETS
- ------
CURRENT ASSETS:
        Cash and cash equivalents                       $      --   $        26    $     --    $     7,366  $      --    $    7,392
        Accounts receivable, net                               --       188,763         153        122,428         --       311,344
        Inventories                                            --        48,936          --        105,684         --       154,620
        Investments                                        40,501            --          --             --         --        40,501
        Prepaid and other current assets                       --        20,051          --         33,810         --        53,861
                                                        ---------   -----------    --------    -----------  ---------   -----------
                 Total current assets                      40,501       257,776         153        269,288         --       567,718

Property, Plant and Equipment, Net                             --       193,199          15        369,624         --       562,838
Intangible Assets, Net                                         --        50,140          --        121,950         --       172,090
Other Assets                                                   --        64,620          --         17,884         --        82,504
Deferred Tax Assets                                            --        11,711          --         18,115         --        29,826
Net Investment in and advances to (from)
  subsidiaries & affiliates                               873,454      (456,809)     (6,971)      (409,674)        --            --
                                                        ---------   -----------    --------    -----------  ---------   -----------

Total Assets                                            $ 913,955   $   120,637    $ (6,803)   $   387,187  $      --    $1,414,976
                                                        =========   ===========    ========    ===========  =========   ===========

LIABILITIES AND MEMBER'S EQUITY
- -------------------------------
CURRENT LIABILITIES:
        Accounts payable                                $      --   $    57,388    $    512    $   136,696  $      --    $  194,596
        Accrued interest                                   13,228            --          --            175         --        13,403
        Accrued expenses                                       --        16,161       1,599         90,893         --       108,653
        Current portion of long term debt                  51,800         1,021          --         15,547         --        68,368
                                                        ---------   -----------    --------    -----------  ---------   -----------
                 Total current liabilities                 65,028        74,570       2,111        243,311         --       385,020

Pension Liabilities & Other                                    --         6,239          --         51,375         --        57,614
Deferred Tax Liabilities                                       --        12,054          --         47,377         --        59,431
Long Term Debt                                            806,650         1,496          --         43,862         --       852,008
                                                        ---------   -----------    --------    -----------  ---------   -----------
        Total liabilities                                 871,678        94,359       2,111        385,925         --     1,354,073

Commitments and Contingencies                                  --            --          --             --         --            --

Member's Equity:
        Member's equity                                    42,277        26,274      (8,914)         3,703         --        63,340
        Accumulated other comprehensive income-
          minimum pension liability in excess of
          unrecognized prior service cost, net of tax          --            --          --             --         --            --
        Accumulated other comprehensive income-
          cumulative translation adjustments                   --             4          --         (2,441)        --        (2,437)
                                                        ---------   -----------    --------    -----------  ---------   -----------

Member's Equity                                            42,277        26,278      (8,914)         1,262         --        60,903
                                                        ---------   -----------    --------    -----------  ---------   -----------

Total Liabilities and Member's Equity                   $ 913,955   $   120,637    $ (6,803)   $   387,187  $      --    $1,414,976
                                                        =========   ===========    ========    ===========  =========   ===========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 1999
- --------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                         OTHER       GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                         VENTURE        ISSUERS     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS       TOTAL
                                         -------        -------     ------------  ------------  ------------       -----
NET SALES                             $        --    $   599,434    $   157,376    $   766,685   $  (157,325)   $ 1,366,170
COST OF PRODUCT SOLD                           --        550,273        149,598        672,926      (157,325)     1,215,472
                                      -----------    -----------    -----------    -----------   -----------    -----------
     GROSS PROFIT                              --         49,161          7,778         93,759            --        150,698
SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                      --         50,629             --         58,586            --        109,215
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                      259             --             --             --            --            259
                                      -----------    -----------    -----------    -----------   -----------    -----------
      (LOSS) INCOME FROM OPERATIONS          (259)        (1,468)         7,778         35,173            --         41,224
INTEREST EXPENSE                           67,271            171             --          5,164            --         72,606
INTERCOMPANY INTEREST ALLOCATION          (67,271)        47,767             --         19,504            --             --
OTHER EXPENSE (INCOME)                    (48,105)          (514)        16,800            597            --        (31,222)
                                      -----------    -----------    -----------    -----------   -----------    -----------
       (LOSS) INCOME BEFORE TAXES          47,846        (48,892)        (9,022)         9,908            --           (160)
TAX  (BENEFIT) PROVISION                       --          1,940             --          6,287            --          8,227
MINORITY INTEREST                              --             --             --            554            --            554
                                      -----------    -----------    -----------    -----------   -----------    -----------
      NET (LOSS) INCOME BEFORE
           EXTRAORDINARY LOSS              47,846        (50,832)        (9,022)         3,067            --         (8,941)
EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT                    5,569             --             --             --            --          5,569
                                      -----------    -----------    -----------    -----------   -----------    -----------
        NET (LOSS) INCOME             $    42,277    $   (50,832)   $    (9,022)   $     3,067   $        --    $   (14,510)
                                      ===========    ===========    ===========    ===========   ===========    ===========


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999
- --------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                                        OTHER     GUARANTOR   NONGUARANTOR              CONSOLIDATED
                                                            VENTURE    ISSUERS   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS    TOTAL
                                                            -------    -------   ------------ ------------ ------------    -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                            $  42,277  $ (50,832)   $  (9,022)  $   3,067    $     --    $ (14,510)
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                            --     49,824            4      26,168          --       75,996
         Unrealized loss on currency exchange                     --       (411)      17,830          --          --       17,419
         Unrealized gain on investments                      (40,501)        --           --          --          --      (40,501)
         Loss from the  disposal of fixed assets                  --         --           --         181          --          181
         Net extraordinary loss on early extinguishment
           of debt                                             5,569         --           --          --          --        5,569
         Change in accounts receivable                            --        419          (61)     52,646          --       53,004
         Change in inventories                                    --      1,834           --      22,066          --       23,900
         Change in prepaid and other current assets               --    (13,834)          --       5,130          --       (8,704)
         Change in other assets                                   --    (29,884)          --         169          --      (29,715)
         Change in investments in associated company              --         --           --        (723)         --         (723)
         Change in accounts payable                               --      6,113         (489)      4,581          --       10,205
         Change in accrued expenses                              (97)     3,921         (516)    (16,953)         --      (13,645)
         Change in pension liabilities and other                  --        736           --       3,763          --        4,499
         Change in deferred taxes                                 --      2,371           --       3,465          --        5,836
                                                           ---------  ---------    ---------   ---------    --------    ---------
         Net cash provided by (used in) operating
           activities                                          7,248    (29,743)       7,746     103,560          --       88,811

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of subsidiaries, net of cash acquired               --         --      (75,531)   (368,530)         --     (444,061)
     Capital expenditures                                         --    (23,740)          --     (29,436)         --      (53,176)
     Net activity in investments in and advances to (from)
         subsidiaries and affiliates                        (502,960)    84,078       67,785     351,097          --           --
     Proceeds from sale of fixed assets                           --         --           --         390          --          390
                                                           ---------  ---------    ---------   ---------    --------    ---------
     Net cash used in investing activities                  (502,960)    60,338       (7,746)    (46,479)         --     (496,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings under revolving credit
        facility                                             (71,500)        --           --         (71)         --      (71,571)
     Debt issuance fees                                           --    (27,066)          --          --          --      (27,066)
     Net proceeds from issuance of debt                      650,000         --           --          --          --      650,000
     Payment for early extinguishment of debt                (82,788)        --           --     (45,862)         --     (128,650)
     Principal payments on debt                                   --     (3,532)          --      (2,327)         --       (5,859)
                                                           ---------  ---------    ---------   ---------    --------    ---------
     Net cash (used in) provided by
       financing activities                                  495,712    (30,598)          --     (48,260)         --      416,854

Effect of exchange rate changes on cash and cash
  Equivalents                                                     --         --           --      (1,556)         --       (1,556)

         NET INCREASE IN CASH                                     --         (3)          --       7,265          --        7,262

CASH AT BEGINNING OF PERIOD                                $      --  $      29    $      --   $     101    $     --    $     130
                                                           ---------  ---------    ---------   ---------    --------    ---------
CASH AT END OF PERIOD                                      $      --  $      26    $      --   $   7,366    $     --    $   7,392
                                                           =========  =========    =========   =========    ========    =========

       1999 NOTES:

       The following condensed consolidating financial information presents:

       (1) Condensed consolidating financial statements for the years ended December 31, 2000 and 1999, of (a) Venture, the sole issuer of the 1999 Notes, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

       (2) Elimination entries necessary to consolidate Venture and the guarantor subsidiaries with the nonguarantor subsidiaries.


       CONDENSED CONSOLIDATING BALANCE SHEET
       AS OF DECEMBER 31, 2000
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)



                                                                          GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                             VENTURE     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                             -------     ------------   ------------   ------------        -----
       ASSETS
       ------
       CURRENT ASSETS:
           Cash and cash equivalents                       $        --    $        --    $       941    $        --    $       941
           Accounts receivable, net                                 --        146,426        146,646             --        293,072
           Inventories                                              --         68,466        138,156             --        206,622
           Investments                                            (609)            --          1,098             --            489
           Prepaid and other current assets                         --          5,614         40,319             --         45,933
                                                           -----------    -----------    -----------    -----------    -----------
                    Total current assets                          (609)       220,506        327,160             --        547,057

       Property, Plant and Equipment, Net                           --        190,555        362,483             --        553,038
       Intangible Assets, Net                                       --         48,251         74,879             --        123,130
       Other Assets                                             12,392        117,965         21,581             --        151,938
       Deferred Tax Assets                                          --         11,864         39,276             --         51,140
       Net Investment in and advances to (from)
         subsidiaries & affiliates                             912,207       (462,303)      (233,601)      (216,303)            --
                                                           -----------    -----------    -----------    -----------    -----------

       Total Assets                                        $   923,990    $   126,838    $   591,778    $  (216,303)   $ 1,426,303
                                                           ===========    ===========    ===========    ===========    ===========

       LIABILITIES AND MEMBER'S EQUITY
       -------------------------------
       CURRENT LIABILITIES:
           Accounts payable                                $        --    $    68,771    $   188,878    $        --    $   257,649
           Accrued interest                                     15,294             --            188             --         15,482
           Accrued expenses                                         --         10,143        109,671             --        119,814
           Current portion of long term debt                    17,908             --          6,497             --         24,405
                                                           -----------    -----------    -----------    -----------    -----------
                    Total current liabilities                   33,202         78,914        305,234             --        417,350

       Pension Liabilities & Other                                  --          5,784         45,587             --         51,371
       Deferred Tax Liabilities                                     --         12,191         25,776             --         37,967
       Long Term Debt                                          818,189          1,500         32,889             --        852,578
                                                           -----------    -----------    -----------    -----------    -----------
           Total liabilities                                   851,391         98,389        409,486             --      1,359,266

       Commitments and Contingencies                                --             --             --             --             --

       Member's Equity:
           Member's equity                                      72,599         28,449        187,677       (216,303)        72,422
           Accumulated other comprehensive income-
             minimum pension liability in excess of
             unrecognized prior service cost, net of tax            --             --             --             --             --
           Accumulated other comprehensive income-
             cumulative translation adjustments                     --             --         (5,385)            --         (5,385)
                                                           -----------    -----------    -----------    -----------    -----------

       Member's Equity                                          72,599         28,449        182,292       (216,303)        67,037
                                                           -----------    -----------    -----------    -----------    -----------

       Total Liabilities and Member's Equity               $   923,990    $   126,838    $   591,778    $  (216,303)   $ 1,426,303
                                                           ===========    ===========    ===========    ===========    ===========

       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
       FOR THE YEAR ENDED DECEMBER  31, 2000
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)


                                                              GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                               VENTURE       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTAL
                                               -------       ------------     ------------      ------------        -----
NET SALES                                    $        --      $   578,354      $ 1,255,060      $    (3,449)     $ 1,829,965
COST OF PRODUCT SOLD                                  --          521,449        1,084,326           (3,449)       1,602,326
                                             -----------      -----------      -----------      -----------      -----------
     GROSS PROFIT                                     --           56,905          170,734               --          227,639
SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                             --           34,701           95,743               --          130,444
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                           1,165               --               --               --            1,165
                                             -----------      -----------      -----------      -----------      -----------
      (LOSS) INCOME FROM OPERATIONS               (1,165)          22,204           74,991               --           96,030
INTEREST EXPENSE                                  92,608              139            9,766               --          102,513
INTERCOMPANY INTEREST ALLOCATION                 (90,151)          24,792           65,359               --               --
OTHER EXPENSE (INCOME)                           (33,944)         (13,654)          41,916               --           (5,682)
                                             -----------      -----------      -----------      -----------      -----------
       (LOSS) INCOME BEFORE TAXES                 30,322           10,927          (42,050)              --             (801)
TAX (BENEFIT) PROVISION                               --             (163)         (11,126)              --          (11,289)
MINORITY INTEREST                                     --               --            1,406               --            1,406
                                             -----------      -----------      -----------      -----------      -----------
        NET (LOSS) INCOME                    $    30,322      $    11,090      $   (32,330)     $        --      $     9,082
                                             ===========      ===========      ===========      ===========      ===========


       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
       FOR THE YEAR ENDED DECEMBER 31, 2000
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)



                                                                                 GUARANTOR   NONGUARANTOR               CONSOLIDATED
                                                                     VENTURE   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS      TOTAL
                                                                     -------   ------------  ------------ ------------      -----
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                              $  30,322    $  11,090    $ (32,330)   $       --    $   9,082
            Adjustments to reconcile net income to net
              cash provided by (used in) operating activities:
                Depreciation and amortization                           2,457       43,390       45,230            --       91,077
                Unrealized loss on currency exchange                       --       (9,536)      51,159            --       41,623
                Net gain on termination of derivatives                (37,421)          --           --            --      (37,421)
                Loss from the disposal of fixed assets                     --          (43)         607            --          564
                Change in accounts receivable                              --       42,490      (24,218)           --       18,272
                Change in inventories                                      --      (19,529)     (32,471)           --      (52,000)
                Change in prepaid and other current assets                 --       14,436       (6,509)           --        7,927
                Change in other assets                                (14,849)     (66,686)      36,489            --      (45,046)
                Change in accounts payable                                 --       10,872       52,180            --       63,052
                Change in accrued expenses                              2,066       (7,616)      18,789            --       13,239
                Change in pension liabilities and other                    --         (456)      (5,788)           --       (6,244)
                Change in deferred taxes                                   --          (17)     (42,762)           --      (42,779)
                                                                    ---------    ---------    ---------    ----------    ---------
                Net cash provided by (used in) operating
                  activities                                          (17,425)      18,395       60,376            --       61,346

       CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                           --      (25,441)     (60,277)           --      (85,718)
            Net activity in investments in and advances to (from)
                subsidiaries and affiliates                           (38,753)      (1,466)      40,219            --           --
            Proceeds from sale of fixed assets                             --           --          661            --          661
            Proceeds from termination of derivatives                   78,531           --           --            --       78,531
                                                                    ---------    ---------    ---------    ----------    ---------
            Net cash used in investing activities                      39,778      (26,907)     (19,397)           --       (6,526)

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net (repayments) borrowings under revolving credit
               facility                                               112,447           --      (15,995)           --       96,452
            Principal payments on debt                               (134,800)        (982)      (9,745)           --     (145,527)
            Net proceeds from issuance of debt                                                    5,717                      5,717
                                                                    ---------    ---------    ---------    ----------    ---------
            Net cash (used in) provided by
              financing activities                                    (22,353)        (982)     (20,023)           --      (43,358)

       Effect of exchange rate changes on cash and cash
         Equivalents                                                       --        9,468      (27,381)           --      (17,913)

                NET (DECREASE) INCREASE IN CASH                            --          (26)      (6,425)           --       (6,451)

       CASH AT BEGINNING OF PERIOD                                  $      --    $      26    $   7,366    $       --    $   7,392
                                                                    ---------    ---------    ---------    ----------    ---------
       CASH AT END OF PERIOD                                        $      --    $      --    $     941    $       --    $     941
                                                                    =========    =========    =========    ==========    =========

       CONDENSED CONSOLIDATING BALANCE SHEET
       AS OF DECEMBER 31, 1999
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)


                                                                             GUARANTOR     NONGUARANTOR                CONSOLIDATED
                                                                VENTURE     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                                -------     ------------   ------------   ------------     -----
       ASSETS
       ------
       CURRENT ASSETS:
               Cash and cash equivalents                       $        --   $        26    $     7,366    $       --   $     7,392
               Accounts receivable, net                                 --       188,916        122,428            --       311,344
               Inventories                                              --        48,936        105,684            --       154,620
               Investments                                          40,501            --             --            --        40,501
               Prepaid and other current assets                         --        20,051         33,810            --        53,861
                                                               -----------   -----------    -----------    ----------   -----------
                        Total current assets                        40,501       257,929        269,288            --       567,718

       Property, Plant and Equipment, Net                               --       193,214        369,624            --       562,838
       Intangible Assets, Net                                           --        50,140        121,950            --       172,090
       Other Assets                                                     --        64,620         17,884            --        82,504
       Deferred Tax Assets                                              --        11,711         18,115            --        29,826
       Net Investment in and advances to (from)
         subsidiaries & affiliates                                 873,454      (463,780)      (409,674)           --            --
                                                               -----------   -----------    -----------    ----------   -----------
       Total Assets                                            $   913,955   $   113,834    $   387,187    $       --   $ 1,414,976
                                                               ===========   ===========    ===========    ==========   ===========

       LIABILITIES AND MEMBER'S EQUITY
       -------------------------------
       CURRENT LIABILITIES:
               Accounts payable                                $        --   $    57,900    $   136,696    $       --   $   194,596
               Accrued interest                                     13,228            --            175            --        13,403
               Accrued expenses                                         --        17,760         90,893            --       108,653
               Current portion of long term debt                    51,800         1,021         15,547            --        68,368
                                                               -----------   -----------    -----------    ----------   -----------
                        Total current liabilities                   65,028        76,681        243,311            --       385,020

       Pension Liabilities & Other                                      --         6,239         51,375            --        57,614
       Deferred Tax Liabilities                                         --        12,054         47,377            --        59,431
       Long Term Debt                                              806,650         1,496         43,862            --       852,008
                                                               -----------   -----------    -----------    ----------   -----------
               Total liabilities                                   871,678        96,470        385,925            --     1,354,073

       Commitments and Contingencies                                    --            --             --            --            --

       Member's Equity:
               Member's equity                                      42,277        17,360          3,703            --        63,340
               Accumulated other comprehensive income-
                 minimum pension liability in excess of
                 unrecognized prior service cost, net of tax            --            --             --            --            --
               Accumulated other comprehensive income-
                 cumulative translation adjustments                     --             4         (2,441)           --        (2,437)
                                                               -----------   -----------    -----------    ----------   -----------

       Member's Equity                                              42,277        17,364          1,262            --        60,903
                                                               -----------   -----------    -----------    ----------   -----------

       Total Liabilities and Member's Equity                   $   913,955   $   113,834    $   387,187    $       --   $ 1,414,976
                                                               ===========   ===========    ===========    ==========   ===========

       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
       FOR THE YEAR ENDED DECEMBER  31, 1999
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)


                                                                   GUARANTOR      NONGUARANTOR                     CONSOLIDATED
                                                   VENTURE        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                   -------        ------------    ------------     ------------        -----
       NET SALES                                 $        --      $   756,810      $   766,685     $  (157,325)     $ 1,366,170
       COST OF PRODUCT SOLD                               --          699,871          672,926        (157,325)       1,215,472
                                                 -----------      -----------      -----------     -----------      -----------
            GROSS PROFIT                                  --           56,939           93,759              --          150,698
       SELLING, GENERAL & ADMINISTRATIVE
        EXPENSE                                           --           50,629           58,586              --          109,215
       PAYMENTS TO  BENEFICIARY IN LIEU OF
          TAXES                                          259               --               --              --              259
                                                 -----------      -----------      -----------     -----------      -----------
             (LOSS) INCOME FROM OPERATIONS              (259)           6,310           35,173              --           41,224
       INTEREST EXPENSE                               67,271              171            5,164              --           72,606
       INTERCOMPANY INTEREST ALLOCATION              (67,271)          47,767           19,504              --               --
       OTHER EXPENSE (INCOME)                        (48,105)          16,286              597              --          (31,222)
                                                 -----------      -----------      -----------     -----------      -----------
              (LOSS) INCOME BEFORE TAXES              47,846          (57,914)           9,908              --             (160)
       TAX (BENEFIT) PROVISION                            --            1,940            6,287              --            8,227
       MINORITY INTEREST                                  --               --              554              --              554
                                                 -----------      -----------      -----------     -----------      -----------
             NET (LOSS) INCOME BEFORE
               EXTRAORDINARY LOSS                     47,846          (59,854)           3,067              --           (8,941)
       EXTRAORDINARY LOSS ON EARLY
         EXTINGUISHMENT OF DEBT                        5,569               --               --              --            5,569
                                                 -----------      -----------      -----------     -----------      -----------
               NET (LOSS) INCOME                 $    42,277      $   (59,854)     $     3,067     $        --      $   (14,510)
                                                 ===========      ===========      ===========     ===========      ===========


       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
       FOR THE YEAR ENDED DECEMBER 31, 1999
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)


                                                                                 GUARANTOR   NONGUARANTOR              CONSOLIDATED
                                                                     VENTURE    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS    TOTAL
                                                                     -------    ------------ ------------ ------------    -----
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                              $  42,277    $ (59,854)   $   3,067    $       --   $ (14,510)
            Adjustments to reconcile net income to net
              cash provided by (used in) operating activities:
                Depreciation and amortization                              --       49,828       26,168            --      75,996
                Unrealized loss on currency exchange                       --       17,419           --            --      17,419
                Unrealized gain on investments                        (40,501)          --           --            --     (40,501)
                Loss from the disposal of fixed assets                     --           --          181            --         181
                Net extraordinary loss on early extinguishment
                  of debt                                               5,569           --           --            --       5,569
                Change in accounts receivable                              --          358       52,646            --      53,004
                Change in inventories                                      --        1,834       22,066            --      23,900
                Change in prepaid and other current assets                 --      (13,834)       5,130            --      (8,704)
                Change in other assets                                     --      (29,884)         169            --     (29,715)
                Change in investments in associated company                --           --         (723)           --        (723)
                Change in accounts payable                                 --        5,624        4,581            --      10,205
                Change in accrued expenses                                (97)       3,405      (16,953)           --     (13,645)
                Change in pension liabilities and other                    --          736        3,763            --       4,499
                Change in deferred taxes                                   --        2,371        3,465            --       5,836
                                                                    ---------    ---------    ---------    ----------   ---------
                Net cash provided by (used in) operating
                  activities                                            7,248      (21,997)     103,560            --      88,811

       CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of subsidiaries, net of cash acquired                 --      (75,531)    (368,530)           --    (444,061)
            Capital expenditures                                           --      (23,740)     (29,436)           --     (53,176)
            Net activity in investments in and advances to (from)
                subsidiaries and affiliates                          (502,960)     151,863      351,097            --          --
            Proceeds from sale of fixed assets                             --           --          390            --         390
                                                                    ---------    ---------    ---------    ----------   ---------
            Net cash used in investing activities                    (502,960)      52,592      (46,479)           --    (496,847)

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net (repayments) borrowings under revolving credit
               facility                                               (71,500)          --          (71)           --     (71,571)
            Debt issuance fees                                             --      (27,066)          --            --     (27,066)
            Net proceeds from issuance of debt                        650,000           --           --            --     650,000
            Payment for early extinguishment of debt                  (82,788)          --      (45,862)           --    (128,650)
            Principal payments on debt                                     --       (3,532)      (2,327)           --      (5,859)
                                                                    ---------    ---------    ---------    ----------   ---------
            Net cash (used in) provided by
              financing activities                                    495,712      (30,598)     (48,260)           --     416,854

       Effect of exchange rate changes on cash and cash
         Equivalents                                                       --           --       (1,556)           --      (1,556)

                NET INCREASE IN CASH                                       --           (3)       7,265            --       7,262

       CASH AT BEGINNING OF PERIOD                                  $      --    $      29    $     101    $       --   $     130
                                                                    ---------    ---------    ---------    ----------   ---------
       CASH AT END OF PERIOD                                        $      --    $      26    $   7,366    $       --   $   7,392
                                                                    =========    =========    =========    ==========   =========

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


                Name                  Age                           Position
                ----                  ---                           --------
       Larry J. Winget                58        Chairman and Chief Executive Officer
       Larry J. Winget, Jr.           40        Chairman of Peguform GmbH and Executive Vice President
       A. James Schutz                55        Vice Chairman
       Fred L. Hubacker               56        Vice Chairman
       Michael G. Torakis             44        President and Chief Operating Officer of Venture Holdings
                                                     Company LLC and Peguform GmbH
       James E. Butler, Jr.           47        Chief Financial Officer, Executive Vice President, Secretary
                                                     and Treasurer of Venture Holdings Company LLC
       Gary Woodall                   58        President - North American Manufacturing
       Charles Hunter                 46        President - Engineering
       Patricia A. Stephens           53        Executive Vice President - Purchasing
       Joseph R. Tignanelli           39        Executive Vice President - Interior Operations
       Ray Kolehmainen                56        Vice President - Exterior Operations
       Warren Brown                   57        Vice President - Composite Operations
       Thomas Gougherty               45        Chief Financial Officer - Peguform GmbH

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

       A. James Schutz assumed the position of Vice Chairman in October 1997 and had been Vice President since 1987. He has been in the injection molding business for 25 years.

       Fred L. Hubacker joined Venture in January 2001 as Vice Chairman responsible for business development worldwide including all joint ventures and all financial activities. He previously served as President and CEO of New Venture Gear, Inc. Prior to that position, he was President and COO of Textron Automotive Company and a Group Vice President of Textron Inc. Mr. Hubacker had previously been employed over 25 years with Chrysler Corporation in a variety of senior operational and financial management positions.

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

       Charles Hunter has been with us since 1989 and has held a number of different positions with us involving mold building, design engineering and prototype operations. In 1999, he was appointed President of Venture Engineering and oversees worldwide design, tooling and advanced engineering operations.

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

       Ray Kolehmainen joined us in August 1999 as General Manager of the Grand Blanc and Flint operations. Since September 2000, he has held the position of Vice President - Exterior Operations. Ray was employed by General Motors Corporation for over 30 years where he held various manufacturing positions including Manager of Industrial Engineering and his last position being Manager of Fuel Tank Operations.

       Warren Brown joined us in 1993 as Vice President -- Mergers and Acquisitions and assumed his current position in 1999. Prior to joining us, Mr. Brown was employed for eight years as Chief Operating Officer of Autodie Corporation. He has over 30 years experience in the automotive supplier industry.

       Thomas Gougherty joined us in his current position in December 1999. From 1977 to 1999, Mr. Gougherty held a variety of Finance and Information Technology positions at Ford Motor Company.

       Stephen M. Cheifetz, 45, is a partner of Corrent and Macri and has served as partner of this firm since 1999. Prior to joining his current firm, he was a partner with Wilson, Walker, Hochberg, Slopen, a Windsor, Ontario law firm, and served as a partner of that firm for over five years.

ITEM 11. EXECUTIVE COMPENSATION

       The following Summary Compensation Tables sets forth compensation paid for the years ended December 31, 2000, 1999 and 1998, respectively, to those persons who were, at such date, the chief executive officer of Venture and the other four most highly compensated executive officers.


                          SUMMARY COMPENSATION TABLE(1)


                                                                                          Other Annual         All Other
          Name and Principal Position       Year     Salary ($) (2)     Bonus ($)     Compensation (3)   Compensation (4)
          ---------------------------       ----     --------------     ---------     ----------------   ----------------
       Larry J. Winget                      2000     $  512,650        $   ----       $  1,182,141       $  152,140
           Chairman and                     1999        528,618            500,000         262,779          504,400
           Chief Executive Officer          1998        526,503            ----            542,872          366,063
       Michael G. Torakis                   2000     $  677,980        $   ----       $  ----            $    5,400
           President                        1999        340,164            187,500       ----                 5,100
                                            1998        268,834            ----          ----                 5,100
       Larry J. Winget, Jr.                 2000     $  484,719        $   ----       $  ----            $    4,275
           Executive Vice President         1999        281,165            250,000       ----                 5,100
                                            1998        219,224            ----          ----                 5,100
       Charles Hunter                       2000     $  396,415        $   ----       $  ----            $    2,120
           President - Engineering          1999        280,869            400,000       ----                 2,120
                                            1998        181,634            ----          ----                 2,120
       Gary Woodall                         2000     $  365,618        $    40,000    $  ----            $    5,400
           President of North American      1999        199,545            ----          ----                 4,200
           Manufacturing                    1998        ----               ----          ----               ----

- --------------------------------------------------------------------------------
       (1) The compensation described in this table does not include benefits under group plans which do not discriminate in scope, terms or operation in favor of the officers listed and that are generally available to all salaried employees, and certain perquisites and personal benefits received by the officers listed, where these perquisites do not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

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

       (4) "All Other Compensation" is comprised of: (1) a contribution made by us to the accounts of each of the officers listed under Venture's 401(k) Plan; (2) the incremental cost to us of additional premiums for term life insurance benefits for the officers listed which are not generally available to the other salaried employees of Venture, and (3) for Mr. Winget, the portion of the premium paid by us under a reverse split dollar life insurance policy attributable to the build-up of the cash surrender value of the policy, which aggregated $2,318,745, $2,172,005 and $1,672,705 at December 31, 2000, 1999 and 1998, respectively, and is owned by Mr. Winget. We are the beneficiary of the term insurance portion of the reverse split dollar policy, of which we pay all premiums due under the policy and are entitled to receive a $20.0 million benefit in the event of Mr. Winget's death. Mr. Winget has the right to designate the distribution of the cash surrender value and may, prior to his death, surrender the policy in cancellation thereof and receive the benefit of the cash surrender value.

       See the table below for complete details concerning all other compensation.


                                                  Term Life        Reverse Split
          Name and Year         401 (k)           Insurance        Dollar Policy          Total
          -------------         -------           ---------        -------------          -----
       Winget
         2000                $       5,100       $        300      $    146,740      $     152,140
         1999                        4,800                300           499,300            504,400
         1998                        4,800                300           360,963            366,063
       Torakis
         2000                $       5,100       $        300      $         --      $       5,400
         1999                        4,800                300                --              5,100
         1998                        4,800                300                --              5,100
       Winget, Jr.
         2000                $       3,975       $        300      $         --      $       4,275
         1999                        4,800                300                --              5,100
         1998                        4,800                300                --              5,100
       Hunter
         2000                $       1,820       $        300      $         --      $       2,120
         1999                        1,820                300                --              2,120
         1998                        1,820                300                --              2,120
       Woodall
         2000                $       5,100       $        300      $         --      $       5,400
         1999                        3,900                300                --              4,200
         1998                           --                 --                --                 --


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       All of the compensation for each of the officers listed in the Summary Compensation Table above for the year ended December 31, 2000 was paid by Experience Management LLC. Messrs. Winget and Torakis, in their capacities as directors, participated in the deliberations concerning executive compensation. In addition, some of the officers listed in the Summary Compensation Table above have engaged in certain transactions with Venture. See "Item 13. Certain Relationships and Related Transactions."

OPTIONS

       None of the officers listed in the Summary Compensation Table above hold any options to acquire any interest in Venture or to acquire stock of the subsidiaries of Venture or were granted any such options in the 2000 fiscal year.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In addition to making distributions to Mr. Winget, either directly as sole beneficiary of Venture Holdings Company LLC before the trust contribution by Venture Holdings Trust to Venture, or indirectly through distributions to Venture Holdings Company LLC as the sole member of Venture after the Trust Contribution, and also compensating him in his capacity as an Executive Officer of Venture, Venture has maintained business relationships and engaged in certain transactions with Mr. Winget and certain companies owned or controlled by him (each an "affiliate" and collectively, the "affiliates") as described below. Since Mr. Winget is the sole beneficiary of the Venture Holdings Trust, which is the sole member of Venture the terms of these transactions are not the result of arms'-length bargaining; however, we believe that these transactions are on terms no less favorable to us than would be obtained if these transactions or arrangements were arms'-length transactions with non-affiliated persons.

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

       Venture Real Estate, Inc., a corporation wholly owned by Mr. Winget's living trust since 1988, leases two separate injection molding buildings to us in our Malyn Complex, and our Commerce Mold Shop. Starting in 1996, the Redford facility, and in 1998 the Almont II facility, were also leased to us by Venture Real Estate, Inc. Amounts paid to Venture Real Estate, Inc. and a predecessor affiliate were approximately $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 1998, 1999 and 2000, respectively.

       Harper Properties of Clinton Township Limited Partnership leases its Harper facility to us on a month-to-month basis. Realven Corporation also leases the machinery and equipment located at the Harper facility to us on a month-to-month basis. Harper Properties is a limited partnership in which the living trusts of Mr. Winget and his wife, Alicia, and an affiliated company are the general partners and Mr. Winget, members of his family, A. James Schutz, an Executive Officer of Venture, and Michael
       G. Torakis, an Executive Officer of Venture, are the limited partners. Realven is a corporation wholly owned by Mr. Winget and his wife, Alicia. The Harper lease provides for semi-annual lease payments. Harper Properties and Realven have the right to require us to enter into negotiations regarding an increase in the lease payments under the Harper lease and the Realven lease, so that lease payments under these leases will reflect all expenses to Harper Properties, Realven and their owners. Venture has made several improvements to the Harper facility and the machinery and equipment leased from Realven, and has accounted for them as leasehold improvements. At the termination of the Harper and Realven leases, Harper Properties and Realven, respectively, will retain the value, if any, of the leasehold improvements. Venture paid Harper Properties $1.7 million in each of the years ended December 31, 1998, 1999 and 2000, respectively, under the Harper lease. Venture paid Realven $0.4 million in each of the years ended December 31, 1998, 1999 and 2000 under the Realven lease.

       Mr. Winget has since 1991 allowed Venture to use approximately 12 molding machines pursuant to the terms of usage agreements. In January of 1994, Mr. Winget leased 28 additional injection molding machines to Venture as part of the expansions of the Harper and Groesbeck facilities. Mr. Winget also leases certain injection molding equipment to us. In February of 1995, Mr. Winget contributed and assigned his interests in the leases to the various injection molding machines and equipment to a new entity, Venture Heavy Machinery Limited Liability Company. Venture paid Venture Heavy Machinery Limited Liability Company $1.8 million in each of the years ended December 31, 1998, 1999 and 2000, respectively, under the usage agreements.

       Venture Real Estate Acquisition Company and Venture Equipment Acquisition Company, each wholly owned by Mr. Winget's living trust, acquired a 176,000 square foot injection molding facility and the machinery and equipment located in the facility, including 35 molding machines, on February 4, 1994. Venture entered into usage agreements for this facility, the Masonic facility, machinery and equipment, the terms of which were reviewed and approved by the Fairness Committee. During 1998, 1999 and 2000 Venture paid $1.3 million in each year to Venture Real Estate Acquisition Company and Venture Equipment Acquisition Company pursuant to these agreements.

BUSINESS RELATIONSHIPS

       We maintain ongoing business relationships with affiliates, as set forth below:

       Nova Corporation is a corporation in which Windall Industries, a corporation in which Mr. Winget owns a 49% equity interest and a former Executive Manager of Venture owns the controlling 51% interest. Nova is a successor to Windall Industries' business. Nova supplies us with certain small parts or components of large assemblies that are sold to our customers. Venture paid Nova $1.5 million, $2.1 million and $1.8 million for the years ended December 31, 1998, 1999 and 2000, respectively. In connection with this relationship, Venture has provided Nova with various raw materials at cost and received commission income, for which Nova paid Venture $0.4 million, $0.3 million and $0.2 million in the years ended December 31, 1998, 1999 and 2000 respectively. Nova sells products to other customers besides us, and has and will compete with us for certain contracts. Nova paid Venture $0.2 million each year pursuant to machinery and equipment operating leases for each of the years ended December 31, 1998 and 1999. Venture paid Windall Industries usage fees of $0.1 million in each of the years ended December 31, 1998, 1999 and 2000.

       Venture Sales and Engineering and Venture Foreign Sales Corporation, corporations wholly owned by Mr. Winget, serve as our outside sales management agencies for sales of manufactured products. Generally, we pay Venture Sales and Venture Foreign Sales, in the aggregate, a sales commission of 3% on all production sales. Venture paid Venture Sales, $10.4 million, $10.9 million and $8.2 million in the years ended December 31, 1998, 1999 and 2000, respectively. We entered into an amendment to these agreements with VS&E to allow us flexibility to reduce this expense with the cooperation of VS&E. We were allowed to reduce the expense by approximately $2.6 million for the fourth quarter of 2000. This reduction was limited to the fourth quarter of 2000 only and resumed at the original rate January 2001. Venture made no payments to Venture Foreign Sales in the years ended December 31, 1998, 1999 and 2000. Venture Sales has conducted sales and marketing activities around the world for us and has been advanced certain funds in order to carry on that work on our behalf.

       Venture Automotive Corp. has, since 1991, performed sequencing and value-added assembly of parts manufactured at our Grand Blanc facility. Beginning October 1, 1996 the manufacturing services previously provided by Venture Automotive Corp. have been contracted to MAST Services LLC, a company in which N. Matthew Winget, Mr. Winget's son, owned a minority interest until the fourth quarter of 1998. Effective January 1, 1999, the Grand Blanc facility took over all operations of this facility and pays rent and operating expenses for this facility. Services performed by MAST for the period ending December 31, 1998 were $2.3 million. Rent paid to Venture Automotive Corp for the periods ending December 31, 1999 and 2000 was $1.5 million.

       During 1999, we entered into an agreement to purchase vehicles from Shelby American, Inc. ("Shelby"), an entity in which Mr. Winget has a 75% ownership interest. We made deposits of approximately $13 million for each of the years ended December 31, 2000 and 1999 on these vehicles. We intend to market the vehicles to other parties. However, sales results to date have proven more difficult to achieve than had been anticipated due to quality and pricing issues. We are currently addressing these issues and have an updated marketing plan for selling the vehicles. We have a secured interest in the assets of Shelby, if the vehicles are not sold as planned. We believe the deposit of $26 million is fully recoverable. During 1999, we sold certain parts to Shelby for use in the manufacturing of these vehicles and performed engineering services. Sales to Shelby for the year ended December 31, 1999 were $3.8 million.

       We contract with Deluxe Pattern Corporation ("Deluxe"), an entity wholly owned by Mr. Winget, to provide us with design, prototype, and fixture work. During the years ended December 31, 2000, 1999 and 1998, we were charged $18.9 million, $11.0 million and $6.6 million, respectively, under this arrangement. While Deluxe will continue to provide design, prototype and fixture work, Deluxe will now be paid in accordance with standard contract terms. In accordance with these terms at December 31, 2000, we have made progress payments to Deluxe of $9.9 million through a reduction of the related party receivable.

       Deluxe also buys services from us, principally, labor and materials, however, these services will be significantly reduced in 2001 and the future. During the years ended December 31, 2000, 1999 and 1998, Deluxe made purchases, and we recognized revenue, in the amount of $9.1 million, $12.9 million and $17.3 million, respectively. In addition to the above transactions, Deluxe also charged us approximately $1.1 million during each of the years ended December 31, 2000, 1999, and 1998 for equipment rental and other services. These charges ceased at the end of 2000.
       The net effect of these transactions was a receivable balance from Deluxe of $30.2 million and $32.3 million at December 31, 2000 and 1999, respectively, of which $3.3 million is recorded as a long term receivable in other assets as of December 31, 2000.

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

MANAGEMENT SERVICES

       Venture provided Venture Asia Pacific Pty. Ltd. and its subsidiaries with management and sales services, for which they paid Venture $4.5 million, $4.5 million and $4.9 million for 1998, 1999 and 2000, respectively. These fees and commissions ceased as of December 31, 2000. These fees ceased as of December 31, 2000. In addition, Venture Asia Pacific also reimbursed Venture for certain other expenditures made on its behalf and assigned certain tooling contracts to Venture. These arrangements will continue. As a result of negotiations with an Australian customer, Venture Asia Pacific was granted an increased piece price to cover excess tooling and other program associated costs. This agreement has facilitated repayment terms between us and Venture Asia Pacific for the outstanding accounts receivable balance related to management fees, commissions, tooling and other expenditures. In conjunction with this agreement, $14.7 million of the $20.3 million has been reclassified from a current receivable to a long-term receivable in other assets.

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

       In 2000, Venture paid Pompo Insurance $0.9 million in premiums and utilized premium credits of $0.4 million. In 1999, Venture paid Pompo Insurance $0.8 million in premiums and utilized premium credits of $0.2 million. In 1998, Venture paid Pompo Insurance $0.6 million in premiums and utilized premium credits of $0.7 million.

OTHER

       From time to time, we pay certain expenses on behalf of Mr. Winget which he is obligated to repay to us. These amounts payable by Mr. Winget do not bear interest and are payable on demand. Mr. Winget's indebtedness to Venture for these expenses was $0.5 million and $1.1 million for the years ended December 31, 1999 and 2000, respectively. The highest amount of this indebtedness outstanding at any one time during these periods was $1.1 million. In addition, from time to time we make certain employees available to Mr. Winget for purposes of performing services for other companies owned by and controlled by Mr. Winget and for performing construction services at his personal residence.

       Mr. Winget and his wife, Alicia, own the Acropolis Resort, which consists of several separate units and a lodge near Gaylord, Michigan, a resort community north of Detroit. We lease this facility from Mr. Winget primarily for use by our employees, who are permitted to use the facility on an availability basis. Cumulative leasehold improvements to this facility through December 31, 1999 aggregate $0.3 million. Our lease obligation to Mr. Winget is based upon the actual use of the facility by our employees, provided that we are required to pay for the use of 500 room nights per calendar year, approximately $25,000, whether or not these rooms are rented. Venture paid Mr. Winget $90,000, $90,000 and $73,000 in the years ended December 31, 1998, 1999 and 2000, respectively, under this arrangement.

       Farm and Country Real Estate Company, a corporation wholly owned by Mr. Winget, leases to us approximately 84 acres of undeveloped land adjacent to our Grand Blanc facility on a month-to-month basis. This lease provides for monthly rental payments of $16,100. Rent paid in 1998, 1999 and 2000 was $0.2 million in each year.

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

       During 1999 we advanced approximately $5.5 million to Venture Africa, an entity wholly owned by Mr. Winget, for the construction and refurbishment of a paint line. This amount was substantially repaid in 2001. In 2000, we began selling raw material to South Africa amounting to $10.3 million under established repayment terms. At December 31, 2000 and 1999, the amount outstanding was $16.0 million and $5.5 million, respectively.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         1.   Financial Statements
              Financial Statements filed as part of this Form 10-K are under
              Part II, Item 8.

         2. Financial Statement Schedules Valuation and qualifying accounts for the years ended December 31, 2000, 1999 and 1998.

         3.   Exhibits.
              A list of the exhibits required to be filed as part of this Form 10-K is included under the heading "Exhibit Index" in this Form 10-K and incorporated herein by reference.


     (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES


       Pursuant to the requirements of section 13 or 15 (d) of the Securities Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VENTURE HOLDINGS COMPANY LLC,

       Date: April 2, 2001         By: /s/ LARRY J. WINGET
                                       -----------------------------------------
                                           LARRY J. WINGET, Chairman


                                           VEMCO, INC., VENTURE INDUSTRIES
                                           CORPORATION, VENTURE MOLD &
                                           ENGINEERING CORPORATION,  VENTURE
                                           LEASING COMPANY, VEMCO LEASING,
                                           INC., VENTURE SERVICE COMPANY,
                                           VENTURE HOLDINGS CORPORATION,
                                           EXPERIENCE MANAGEMENT LLC,
                                           VENTURE EUROPE, INC., VENTURE
                                           EU CORPORATION


       Date: April 2, 2001         By: /s/ MICHAEL G. TORAKIS
                                       -----------------------------------------
                                           MICHAEL G. TORAKIS, President


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of each registrant in the capacities indicated on April 2, 2001.


SIGNATURES                                         TITLE
- ----------                                         -----

   /s/ Larry J. Winget      Chairman and Principal Executive Officer and
- --------------------------    Special Advisor to Venture, and Director of each
     Larry J. Winget          other registrant

  /s/ Michael G. Torakis    President and Principal Executive Officer and
- --------------------------    Director of each other registrant
    Michael G. Torakis

   /s/ A. James Schutz      Director of each registrant other than Venture
- --------------------------
     A. James Schutz

 /s/ James E. Butler, Jr.   Principal Financial Officer and Principal
- --------------------------    Accounting Officer of each registrant and a
   James E. Butler, Jr.       Director of Venture Holdings Corporation

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

4.3.7 Guarantee executed by Venture Europe, Inc. on the 27th day of May, 1999, pursuant to the terms of the Indenture incorporated by reference as Exhibit 4.3, including Trustee's Certificate of Authorization, and filed as Exhibit 4.3.7 to Venture's Registration statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

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

10.1.2 Second Amendment, dated June 29, 2000, to the Credit Agreement incorporated by reference as Exhibit 10.1, and filed as Exhibit
              10.1 to Venture's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 333-86217), and incorporated herein by reference.

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

10.4.1 Agreement, dated October 21, 1997, by Larry J. Winget to be bound by the terms of the Corporate Opportunity Agreement, filed as
              Exhibit 10.3, for the benefit of the holders of the Issuers'
              9 1/2% Senior Notes due 2005 filed as Exhibit 10.3.1 to Venture's Registration Statement on Form S-4, effective October 27, 1997 (Registration No. 333-34475), and incorporated herein by reference.

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

10.7.1 First amendment to Real Estate Lease Agreement, dated December 30, 1993, by and between Harper Properties of Clinton Township Limited Partnership and Venture Industries Corporation (Harper Lease), filed as Exhibit 10.15.1 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

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

10.13.2 Amendment to Sales/Management Representative Agreements dated October 1, 2000, by and between Venture Industries Corporation, Vemco, Inc., Venture Holdings Corporation and Venture Sales
              & Engineering Corporation.

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

10.17 Form of Machinery and Equipment Lease Agreement between Venture Industries Corporation and Nova Industries, Inc., filed as Exhibit
              10.25 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No.33-72826), and incorporated herein by reference.

10.18 Form of Machinery and Equipment Lease Agreement between Venture Industries Corporation and Nova Industries, Inc., filed as Exhibit
              10.26 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No. 33-72826), and incorporated herein by reference.

10.19 Indemnification Agreement between the Company and Larry J. Winget filed as Exhibit 10.19 filed as Exhibit 10.19 to Venture's Registration Statement on Form S-4 effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.

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

10.22 Insurance Policies issued by Pompo Insurance & Indemnity Company Ltd. to the Registrants and affiliated companies, filed as Exhibit
              10.32 to Venture's Registration Statement on Form S-1, effective February 8, 1994 (Registration No.33-72826), and incorporated herein by reference.

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

10.29 Purchase Agreement, entered into to be effective as of the 15th day of October, 1999, by and among Venture Mold & Engineering Corporation and Shelby American, Inc filed as Exhibit 10.29 to Venture's Annual Report on Form 10-K for the year ended December 31, 1999 (Registration No. 333-82617) and incorporated herein by reference.

12.1          Statement Regarding Computation of Ratio of Earnings to Fixed
              Charges.

14(a)2        Valuation and Qualifying Accounts.

21.1 Subsidiaries of the Registrants, filed as Exhibit 21.1 to Venture's Registration Statement on Form S-4, effective October 21, 1999 (Registration No. 333-82617) and incorporated herein by reference.