Form 10-Q
period 2001-03-31
VENTURE HOLDINGS CO LLC; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO; VENTURE EU CORP; VENTURE EUROPE INC
filed 2001-05-15
CIK 1088341, 916104, 916105, 916106, 916107, 916108, 916109, 916112, 1089450, 1089451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2001

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

Yes   X     No
    -----     -----




                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION (UNAUDITED)                                    PAGE #
                                                                                       ------

         Item 1.      Financial Statements

                      Consolidated Balance Sheets as of March 31, 2001,
                      December 31, 2000 and March 31, 2000                                  1

                      Consolidated Statements of Income and Comprehensive Income
                      for the Three Months Ended March 31, 2001 and 2000                    2

                      Consolidated Statements of Changes in Member's Equity
                      for the Three Months Ended March 31, 2001 and 2000                    3

                      Consolidated Statements of Cash Flows for the Three Months
                      Ended March 31, 2001 and 2000                                         4

                      Notes to Consolidated Financial Statements                            5

         Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                 18

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk            20


PART II.          OTHER INFORMATION

         Item 1.      Legal Proceedings                                                     21

         Item 6.      Exhibits and Reports on Form 8-K                                      21

         Signature                                                                          22

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                  March 31,                     March 31,
                                                                    2001        December 31,      2000
                                                                 (Unaudited)        2000       (Unaudited)
                                                                 -----------    -----------    -----------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                $     2,168    $       941    $     2,572
        Accounts receivable, net, includes related party
          receivables of $57,672, $54,478 and $86,709 at
          March 31, 2001, December 31, 2000 and March 31,
          2000, respectively (Note 5)                                292,505        293,072        357,104
        Inventories (Note 2)                                         196,109        206,622        151,946
        Investments (Note 4)                                           2,627            489         15,007
        Prepaid and other current assets                              42,591         45,933         64,055
                                                                 -----------    -----------    -----------
                 Total current assets                                536,000        547,057        590,684

Property, Plant and Equipment, Net                                   533,799        553,038        544,377

Intangible Assets, Net                                               118,583        123,130        164,814

Other Assets, includes related party receivables of $33,560 at
  March 31, 2001 and December 31, 2000  (Note 5)                     147,295        151,938         88,179

Deferred Tax Assets                                                   60,669         51,140         36,666
                                                                 -----------    -----------    -----------

Total Assets                                                     $ 1,396,346    $ 1,426,303    $ 1,424,720
                                                                 ===========    ===========    ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                                         $   242,473    $   257,649    $   207,341
        Accrued interest                                              18,266         15,482         16,184
        Accrued expenses                                             112,649        119,814        119,311
        Current portion of long term debt (Note 3)                    26,547         24,405         24,251
                                                                 -----------    -----------    -----------
                 Total current liabilities                           399,935        417,350        367,087

Pension Liabilities & Other                                           42,168         51,371         56,341

Deferred Tax Liabilities                                              38,368         37,967         59,412

Long Term Debt (Note 3)                                              855,809        852,578        881,581
                                                                 -----------    -----------    -----------

        Total liabilities                                          1,336,280      1,359,266      1,364,421

Commitments and Contingencies                                             --             --             --

Member's Equity:
        Member's equity                                               67,147         72,422         68,914
        Accumulated other comprehensive loss - cumulative
          translation adjustments                                     (7,081)        (5,385)        (8,615)
                                                                 -----------    -----------    -----------

Member's Equity                                                       60,066         67,037         60,299
                                                                 -----------    -----------    -----------

Total Liabilities and Member's Equity                            $ 1,396,346    $ 1,426,303    $ 1,424,720
                                                                 ===========    ===========    ===========


See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                      Three Months Ended
                                                          March 31,
                                                          ---------
                                                      2001          2000
                                                      ----          ----
NET SALES                                        $   486,054    $   480,506

COST OF PRODUCT SOLD                                 419,425        410,748
                                                 -----------    -----------

GROSS PROFIT                                          66,629         69,758

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                              28,242         40,304

PAYMENTS TO BENEFICIARY IN LIEU
   OF DISTRIBUTIONS                                       --            565
                                                 -----------    -----------

INCOME FROM OPERATIONS                                38,387         28,889

INTEREST EXPENSE (Note 4)                             26,757         25,661

OTHER EXPENSE (INCOME) (Note 4)                       21,048           (215)
                                                 -----------    -----------

(LOSS) INCOME BEFORE TAXES                            (9,418)         3,443

TAX BENEFIT                                           (4,674)        (2,401)

MINORITY INTEREST                                        349            270
                                                 -----------    -----------

(LOSS) INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                     (5,093)         5,574

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                    (182)            --
                                                 -----------    -----------

NET (LOSS) INCOME                                     (5,275)         5,574

OTHER COMPREHENSIVE LOSS  -
  Cumulative translation adjustments                  (1,696)        (6,178)
                                                 -----------    -----------

COMPREHENSIVE LOSS                               $    (6,971)   $      (604)
                                                 ===========    ===========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
--------------------------------------------------------------------------------
(Dollars in Thousands)

                                                          Three Months Ended
                                                              March 31,
                                                              ---------
                                                           2001        2000
                                                           ----        ----
MEMBER'S EQUITY, BEGINNING
 OF PERIOD                                               $ 67,037    $ 60,903

COMPREHENSIVE LOSS:

     NET (LOSS) INCOME                                     (5,275)      5,574

     OTHER COMPREHENSIVE LOSS                              (1,696)     (6,178)
                                                         --------    --------

COMPREHENSIVE LOSS                                         (6,971)       (604)
                                                         --------    --------

MEMBER'S EQUITY, END
 OF PERIOD                                               $ 60,066    $ 60,299
                                                         ========    ========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                             2001          2000
                                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                      $ (5,275)   $   5,574
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                       23,254       22,288
          Unrealized loss on currency exchange                                20,529       42,188
          Unrealized (gain) loss on investments                                 (292)         544
          Loss (gain) from the disposal of fixed assets                          229           (3)
          Change in accounts receivable                                          567      (52,054)
          Change in inventories                                               10,513       (2,244)
          Change in prepaid and other current assets                           3,342      (13,195)
          Change in other assets                                               3,993       (3,621)
          Change in investments in associated company                             --         (715)
          Change in accounts payable                                         (15,176)      18,917
          Change in accrued expenses                                          (4,381)      18,095
          Change in other liabilities                                         (9,202)       1,106
          Change in deferred taxes                                            (9,127)      (4,173)
                                                                           ---------    ---------
          Net cash provided by operating activities                           18,974       32,707

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                               (22,244)     (19,589)
          Proceeds from sale of fixed assets                                      27           11
                                                                           ---------    ---------
          Net cash used in investing activities                              (22,217)     (19,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit agreement                           9,494       37,000
     Principal payments on debt                                               (4,124)     (48,972)
                                                                           ---------    ---------
          Net cash provided by (used in) financing activities                  5,370      (11,972)

          Effect of exchange rate changes on cash and cash equivalents          (900)      (5,977)

          NET INCREASE (DECREASE) IN CASH                                      1,227       (4,820)

CASH AT BEGINNING OF PERIOD                                                      941        7,392
                                                                           ---------    ---------
CASH AT END OF PERIOD                                                      $   2,168    $   2,572
                                                                           =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                              $  22,551    $  22,690
                                                                           =========    =========
     Cash paid during the period for taxes                                 $     816    $   1,230
                                                                           =========    =========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.     FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated financial statements include the accounts of Venture Holdings Company LLC (hereinafter referred to as "Venture") and all of Venture's domestic and foreign subsidiaries that are wholly-owned or majority-owned (collectively referred to as the "Company"). The Company's investment in a less than majority-owned business is accounted for under the equity method. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.     INVENTORIES

          Inventories included the following (in thousands):

                                                                March 31,       December 31,       March 31,
                                                                  2001              2000              2000
                                                                  ----              ----              ----
       Raw materials                                          $     50,728      $     49,672     $      46,020
       Work-in-process - manufactured parts                         14,288            15,721            14,852
       Work-in-process - tools and molds                           113,197           119,537            63,598
       Finished goods                                               17,896            21,692            27,476
                                                             -------------     -------------    --------------
       Total                                                  $    196,109      $    206,622     $     151,946
                                                             =============     =============    ==============



3.     DEBT

          Debt consisted of the following (in thousands):


                                                                       March 31,     December 31,        March 31,
                                                                         2001            2000              2000
                                                                         ----            ----              ----
       Credit agreement
         Term loan A, with interest of 9.70%, Due 2004               $   62,775       $   66,150     $       73,425
         Term loan B, with interest of 10.20%, Due 2005                 196,500          197,000            198,500
         Interim term loan, with interest of 8.93%, Due 2000                 --               --             83,000
         Revolving credit outstanding, with interest of 9.70%,
           Due 2004                                                     125,617          117,947             42,500
       Bank debt payable with interest from 0.0% to 9.04%,
           Due 2004                                                      12,425            7,138             20,316
       Senior notes payable, Due 2005
           With interest at 9.5%                                        205,000          205,000            205,000
       Senior notes payable, Due 2007
           With interest at 11.0%                                       125,000          125,000            125,000
       Senior subordinated notes payable, Due 2009
           With interest at 12.0%                                       125,000          125,000            125,000
       Capital leases with interest from 3.95%
           to 11.25%                                                     29,382           32,941             31,905
       Installment notes payable with
           Interest from 3.00% to 7.41%                                     657              807              1,186
                                                                     ----------       ----------     --------------
               Total                                                 $  882,356       $  876,983     $      905,832
       Less current portion of debt                                      26,547           24,405             24,251
                                                                     ----------       ----------     --------------
       Total                                                            855,809          852,578            881,581
                                                                     ==========       ==========     ==============


       The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of March 31, 2001, the Company could have borrowed an additional $43.1 million under the revolving credit facility.

       The Company's credit agreement, and documents governing the Company's 9 1/2% unsecured senior notes due 2005 (the "1997 Senior Notes"), 11% unsecured senior notes (the "1999 Senior Notes"), and 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and together with the 1999 Senior Notes, the "1999 Notes"), contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. The Company's debt obligations also contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of March 31, 2001, the Company was in compliance with all debt covenants.

4.     DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       In connection with the issuance of debt to finance the Company's acquisition of Peguform GmbH in May 1999 ("the Peguform Acquisition"), Venture entered into two five-year Euro dollar cross-currency interest rate swap agreements and one three-year Euro dollar cross-currency interest rate swap agreement. Each cross-currency interest rate swap agreement was originally comprised of three separate financial instruments, consisting of two interest rate swap agreements and a cross-currency swap agreement. When combined with the underlying fixed U.S. dollar interest rate debt that they matched, the debt was economically converted to fixed Euro dollar interest rate debt. These agreements were all terminated in 2000 and the results were reported within that year.

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

       On March 20, 2000, the Company terminated its cross-currency swap agreements within each of its three original cross-currency interest rate swap agreements and realized a cash gain of $42.0 million. The entire cash proceeds were applied as a prepayment of the Company's $125 million interim term loan. At December 31, 1999, these financial instruments had an estimated fair market value of $27.1 million which was recorded as an investment on the balance sheet with a corresponding unrealized gain of $27.1 million being recorded in other income. Accordingly, upon termination of the cross-currency swap agreements, the net impact on earnings for the three months ended March 31, 2000 was an increase in other income of $14.9 million, which was comprised of a realized gain of $42.0 million, offset by an unrealized loss of $27.1 million.

       The cross-currency swap agreements were replaced with a twelve-month foreign exchange collar. The estimated fair market value of this financial instrument was $2.2 million, and was recorded as an investment on the balance sheet as of March 31, 2000. The corresponding $2.2 million non-cash change in estimated fair market value was recorded in other income for the three months ended March 31, 2000. In the quarter ended March 31, 2001, the put portion of the foreign exchange collar expired and resulted in a non cash unrealized gain of $0.6 million recorded in other income. The call portion of the collar was terminated in 2000.

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

       The other interest rate swap agreements within each of the original cross-currency interest rate swap agreements did not meet all the criteria for settlement accounting under generally accepted accounting principles. The cash flows from these interest rate swap agreements were included in other income. The estimated fair market value of these financial instruments of $12.8 million was recorded as an investment on the balance sheet as of March 31, 2000. The corresponding $0.5 million non-cash change to estimated fair market value was recorded in other expense for the three months ended March 31, 2000.

       The Company has also entered into interest rate swap agreements with a notional value of $30 and $55 million for 2001 and 2000 respectively, to mitigate the risk associated with changing interest rates on certain floating rate debt. These interest rate swap agreements are accounted for using settlement accounting. The impact of these interest rate swap agreements resulted in $0.1 million of additional interest expense for the three months ended March 31, 2000. The Company also recorded a $0.3 million unrealized loss on these agreements for the three months ended March 31, 2001, of which $0.2 million was recorded as a cumulative change in accounting principle and $0.1 million was reported in other income as a result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".

5.     RELATED PARTY TRANSACTIONS

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

       The Company provides, or arranges for others to provide, certain related parties with various administrative and professional services, including employee group insurance and benefit coverage, property and other insurance, financial and cash management and administrative services such as data processing. The related parties are charged fees and premiums for these services. Administrative services were allocated to the entity for which they were incurred and certain entities were charged a management fee. In connection with the above cash management services, the Company pays the administrative and operating expenses on behalf of certain related parties and charges them for the amounts paid which results in receivables from these related parties.

       The total of these related party transactions is as follows:

                                                            March 31,       December 31,       March 31,
                                                              2001              2000              2000
                                                              ----              ----              ----
       Amounts receivable                               $      113,563    $     113,557    $      105,202
       Amounts payable                                          22,331           25,519            18,493
                                                        --------------    -------------    --------------

       Net amounts receivable                           $       91,232    $      88,038    $       86,709
                                                        ==============    =============    ==============

       Based on management's assessment and finalization of certain repayment agreements, $33.6 million at March 31, 2001 and December 31, 2000 was classified as other assets. These amounts are generally from entities wholly owned by the sole beneficiary of the Trust and management believes that the amounts are fully recoverable.


6.     SEGMENT REPORTING

       The Company is organized and managed based primarily on geographic markets served. Under this organizational structure, the Company's operating segments have been aggregated into two reportable segments:
       North America and Europe. The following table presents net sales and other financial information by business segment for the three months ended March 31, 2001 (in thousands):

                                                        INCOME           NET (LOSS)         TOTAL
                                       NET SALES    FROM OPERATIONS        INCOME           ASSETS
                                       ---------    ---------------        ------           ------

       NORTH  AMERICA (Venture)     $     130,467     $        5,790    $    (25,139)    $    975,279
       EUROPE (Peguform)                  356,550             32,597          19,864          421,067
       ELIMINATIONS                          (963)                --              --               --
                                    -------------     --------------    ------------     ------------

             TOTAL                        486,054             38,387          (5,275)       1,396,346
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
                                    =============     ==============     ============    ============

7.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

       Venture, as the successor to Venture Holdings Trust, and certain of its 100%-owned, domestic subsidiaries are jointly and severally liable for the 1997 Senior Notes issued on July 9, 1997. On May 27, 1999, certain 100%-owned, domestic subsidiaries of Venture became guarantors of the 1997 Senior Notes. These guarantees are full and unconditional, joint and several. Venture issued the 1999 Notes on May 27, 1999 in connection with the Peguform Acquisition, as a result of which Venture acquired certain additional foreign subsidiaries. The 1999 Notes are guaranteed by each of Venture's 100%-owned, domestic subsidiaries. The guarantees of these 100%-owned, domestic subsidiaries are full and unconditional, joint and several.

       The principal elimination entries in the condensed consolidating financial information set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

       1997 SENIOR NOTES:

       The following condensed consolidating financial information presents:

       (1) Condensed consolidating financial statements as of March 31, 2001, December 31, 2000 and March 31, 2000 and for the three month periods ended March 31, 2001 and 2000, of (a) Venture, as a co-issuer of the 1997 Senior Notes (b) the subsidiaries that are co-issuers of the 1997 Senior Notes, (c) the guarantor subsidiaries,
            (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis, and

       (2) Elimination entries necessary to consolidate Venture, the other issuers and the guarantor subsidiaries with the nonguarantor subsidiaries.

       CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
       AS OF MARCH 31, 2001
       ------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)

                                                                OTHER       GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                 VENTURE       ISSUERS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                               -----------   -----------   ------------   ------------   ------------   -----------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents              $      --     $        99    $      --     $     2,069   $      --     $     2,168
        Accounts receivable, net                      --         152,838             74       139,593          --         292,505
        Inventories                                   --          69,337           --         126,772          --         196,109
        Investments                                   (317)         --             --           2,944          --           2,627
        Prepaid and other current assets              --           5,970           --          36,621          --          42,591
                                               -----------   -----------    -----------   -----------   -----------   -----------
                 Total current assets                 (317)      228,244             74       307,999          --         536,000


Property, Plant and Equipment, Net                    --         191,659              9       342,131          --         533,799
Intangible Assets, Net                                --          47,778           --          70,805          --         118,583
Other Assets                                        11,120       115,949           --          20,226          --         147,295
Deferred Tax Asset                                    --          12,173           --          48,496          --          60,669
Net Investment in and advances to (from)
  subsidiaries & affiliates                        923,139      (533,816)        60,614      (233,634)     (216,303)         --
                                               -----------   -----------    -----------   -----------   -----------   -----------

Total Assets                                   $   933,942   $    61,987    $    60,697   $   556,023   $  (216,303)  $ 1,396,346
                                               ===========   ===========    ===========   ===========   ===========   ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                       $      --     $    59,913    $       560   $   182,000   $      --     $   242,473
        Accrued interest                            18,057          --             --             209          --          18,266
        Accrued expenses                              --           8,645          2,858       101,146          --         112,649
        Current  portion of long term debt          18,619          --             --           7,928          --          26,547
                                               -----------   -----------    -----------   -----------   -----------   -----------

              Total current liabilities             36,676        68,558          3,418       291,283          --         399,935

Pension Liabilities & Other                           --           4,599           --          37,569          --          42,168
Deferred Tax Liabilities                              --          11,946           --          26,422          --          38,368
Long Term Debt                                     821,273         1,253           --          33,283          --         855,809
                                               -----------   -----------    -----------   -----------   -----------   -----------
        Total liabilities                          857,949        86,356          3,418       388,557          --       1,336,280

Commitments and Contingencies                         --            --             --            --            --            --

Member's Equity:
        Member's equity                             75,993       (24,369)        57,279       174,547      (216,303)       67,147
        Accumulated other comprehensive loss-
          cumulative translation adjustments          --            --             --          (7,081)         --          (7,081)
                                               -----------   -----------    -----------   -----------   -----------   -----------

Member's Equity                                     75,993       (24,369)        57,279       167,466      (216,303)       60,066
                                               -----------   -----------    -----------   -----------   -----------   -----------

Total Liabilities and Member's  Equity         $   933,942   $    61,987    $    60,697   $   556,023   $  (216,303)  $ 1,396,346
                                               ===========   ===========    ===========   ===========   ===========   ===========

       CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
       FOR THE THREE MONTHS ENDED MARCH 31, 2001
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)



                                                     OTHER     GUARANTOR    NONGUARANTOR               CONSOLIDATED
                                       VENTURE      ISSUERS   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   TOTAL
                                       -------      -------   ------------  ------------  ------------   -----

NET SALES                             $    --      $  96,979    $  32,743    $ 357,295    $    (963)   $ 486,054
COST OF PRODUCT SOLD                       --         80,667       31,964      307,757         (963)     419,425
                                      ---------    ---------    ---------    ---------    ---------    ---------
     GROSS PROFIT                          --         16,312          779       49,538         --         66,629

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                  --         11,068          216       16,958         --         28,242
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                   --           --           --           --           --           --
                                      ---------    ---------    ---------    ---------    ---------    ---------
      INCOME FROM OPERATIONS               --          5,244          563       32,580         --         38,387

INTEREST EXPENSE                         24,557           28         --          2,172         --         26,757
INTERCOMPANY INTEREST ALLOCATION        (23,286)      14,617       (6,975)      15,644         --           --
OTHER (INCOME) EXPENSE                   (4,847)       2,857       (8,604)      31,642         --         21,048
                                      ---------    ---------    ---------    ---------    ---------    ---------
       INCOME (LOSS) BEFORE TAXES         3,576      (12,258)      16,142      (16,878)        --         (9,418)

TAX BENEFIT                                --           (576)        --         (4,098)        --         (4,674)
MINORITY INTEREST                          --           --           --            349         --            349
                                      ---------    ---------    ---------    ---------    ---------    ---------
      NET INCOME (LOSS) BEFORE
        CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE           3,576      (11,682)      16,142      (13,129)        --         (5,093)
                                      ---------    ---------    ---------    ---------    ---------    ---------
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                     (182)        --           --           --           --           (182)
                                      ---------    ---------    ---------    ---------    ---------    ---------
        NET INCOME (LOSS)             $   3,394    $ (11,682)   $  16,142    $ (13,129)   $    --      $  (5,275)
                                      =========    =========    =========    =========    =========    =========


       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
       FOR THE THREE MONTHS ENDED MARCH 31, 2001
       ------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)


                                                                         OTHER    GUARANTOR    NONGUARANTOR             CONSOLIDATED
                                                             VENTURE    ISSUERS  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   TOTAL
                                                             -------    -------  ------------  ------------  ------------   -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $  3,394  $(11,682)   $ 16,142    $(13,129)        $   --     $ (5,275)
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                          1,271     9,690        --        12,293             --       23,254
         Unrealized (gain) loss on currency exchange           (3,395)    2,684     (11,009)     32,249             --       20,529
         Unrealized gain on investments                          (292)     --          --          --               --         (292)
         Loss from the  disposal of fixed assets                 --        --          --           229             --          229
         Change in accounts receivable                           --      (6,529)         43       7,053             --          567
         Change in inventories                                   --        (872)       --        11,385             --       10,513
         Change in prepaid and other current assets              --        (675)        319       3,698             --        3,342
         Change in other assets                                  --        (417)       --         4,410             --        3,993
         Change in accounts payable                              --      (7,649)       (649)     (6,878)            --      (15,176)
         Change in accrued expenses                             2,763       451         909      (8,504)            --       (4,381)
         Change in pension liabilities                           --      (1,183)       --        (8,019)            --       (9,202)
         and other
         Change in deferred taxes                                --        (554)       --        (8,573)            --       (9,127)
                                                             --------  --------    --------    --------        --------    --------
         Net cash provided by (used in) operating
           activities                                           3,741   (16,736)      5,755      26,214             --       18,974

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                        --      (7,904)       --       (14,340)            --      (22,244)
     Net activity in investments in and advances to (from)    (10,931)   27,664     (16,764)         31             --         --
         Subsidiaries and affiliates
     Proceeds from sale of fixed assets                          --        --          --            27             --           27
                                                             --------  --------    --------    --------        --------    --------
     Net cash (used in) provided by investing activities      (10,931)   19,760     (16,764)    (14,282)            --      (22,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit
        agreement                                               7,670      --          --         1,824             --        9,494
     Principal payments on debt                                (3,875)     (249)       --          --               --       (4,124)
                                                             --------  --------    --------    --------        --------    --------
     Net cash provided by (used in)
       Financing activities                                     3,795      (249)       --         1,824             --        5,370

Effect of exchange rate changes on cash and cash                3,395    (2,676)     11,009     (12,628)            --         (900)
  Equivalents

         NET INCREASE IN CASH                                    --          99        --         1,128             --        1,227

CASH AT BEGINNING OF PERIOD                                  $   --    $   --      $   --      $    941         $   --     $    941
                                                             --------  --------    --------    -------         --------    --------
CASH AT END OF PERIOD                                        $   --    $     99    $           $  2,069        $   --      $  2,168
                                                             ========  ========    ========    ========        ========    ========

    CONDENSED CONSOLIDATING BALANCE SHEET
    AS OF DECEMBER 31, 2000
    ----------------------------------------------------------------------------
    (DOLLARS IN THOUSANDS)

                                                                OTHER        GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                                  VENTURE      ISSUERS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                  -------      -------     ------------   ------------   ------------      -----
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents               $      --     $      --     $      --     $       941    $      --      $       941
        Accounts receivable, net                       --         146,309           117       146,646           --          293,072
        Inventories                                    --          68,466          --         138,156           --          206,622
        Investments                                    (609)         --            --           1,098           --              489
        Prepaid and other current assets               --           5,295           319        40,319           --           45,933
                                                -----------   -----------   -----------   -----------    -----------    -----------
                 Total current assets                  (609)      220,070           436       327,160           --          547,057

Property, Plant and Equipment, Net                     --         190,545            10       362,483           --          553,038
Intangible Assets, Net                                 --          48,251          --          74,879           --          123,130
Other Assets                                         12,392       117,965          --          21,581           --          151,938
Deferred Tax Assets                                    --          11,864          --          39,276           --           51,140
Net Investment in and advances to (from)
  Subsidiaries & affiliates                         912,207      (506,152)       43,849      (233,601)      (216,303)          --
                                                -----------   -----------   -----------   -----------    -----------    -----------

Total Assets                                    $   923,990   $    82,543   $    44,295   $   591,778    $  (216,303)   $ 1,426,303
                                                ===========   ===========   ===========   ===========    ===========    ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                        $      --     $    67,562   $     1,209   $   188,878    $      --      $   257,649
        Accrued interest                             15,294          --            --             188           --           15,482
        Accrued expenses                               --           8,194         1,949       109,671           --          119,814
        Current portion of long term debt            17,908          --            --           6,497           --           24,405
                                                -----------   -----------   -----------   -----------    -----------    -----------
                 Total current liabilities           33,202        75,756         3,158       305,234           --          417,350



Pension Liabilities & Other                            --           5,784          --          45,587           --           51,371
Deferred Tax Liabilities                               --          12,191          --          25,776           --           37,967
Long Term Debt                                      818,189         1,500          --          32,889           --          852,578
                                                -----------   -----------   -----------   -----------    -----------    -----------
        Total liabilities                           851,391        95,231         3,158       409,486           --        1,359,266

Commitments and Contingencies                          --            --            --            --             --             --

Member's Equity:
        Member's equity                              72,599       (12,688)       41,137       187,677       (216,303)        72,422
        Accumulated other comprehensive loss-
          cumulative translation adjustments           --            --            --          (5,385)          --           (5,385)
                                                -----------   -----------   -----------   -----------    -----------    -----------


Member's Equity                                      72,599       (12,688)       41,137       182,292       (216,303)        67,037
                                                -----------   -----------   -----------   -----------    -----------    -----------

Total Liabilities and Member's Equity           $   923,990   $    82,543   $    44,295   $   591,778    $  (216,303)   $ 1,426,303
                                                ===========   ===========   ===========   ===========    ===========    ===========

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF MARCH 31, 2000
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                             OTHER       GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                               VENTURE      ISSUERS     SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS      TOTAL
                                               -------      -------     ------------  ------------    ------------      -----
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents             $      --     $        58    $      --    $     2,514  $      --      $     2,572
       Accounts receivable, net                     --         211,736            124      145,244         --          357,104
       Inventories                                  --          47,121           --        104,825         --          151,946
       Investments                                15,007          --             --           --           --           15,007
       Prepaid and other current assets             --          24,883           --         39,172         --           64,055
                                             -----------   -----------    -----------  -----------  -----------    -----------
                Total current assets              15,007       283,798            124      291,755         --          590,684


Property, Plant and Equipment, Net                  --         196,012             13      348,352         --          544,377
Intangible Assets, Net                              --          49,677           --        115,137         --          164,814
Other Assets                                        --          62,027           --         26,152         --           88,179
Deferred Tax Asset                                  --          12,666           --         24,000         --           36,666
Net Investment in and advances to (from)
  subsidiaries & affiliates                      914,865      (485,417)         4,298     (217,454)    (216,292)          --
                                             -----------   -----------    -----------  -----------  -----------    -----------

Total Assets                                 $   929,872   $   118,763    $     4,435  $   587,942  $  (216,292)   $ 1,424,720
                                             ===========   ===========    ===========  ===========  ===========    ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
       Accounts payable                      $      --     $    77,403    $       919  $   129,019  $      --      $   207,341
       Accrued interest                           16,109          --             --             75         --           16,184
       Accrued expenses                             --          12,363          4,043      102,905         --          119,311
       Current portion of long term debt          13,617          --             --         10,634         --           24,251
                                             -----------   -----------    -----------  -----------  -----------    -----------
                Total current liabilities         29,726        89,766          4,962      242,633         --          367,087


Pension Liabilities & Other -                       --           6,104           --         50,237         --           56,341
Deferred Tax Liabilities                            --          11,871           --         47,541         --           59,412
Long Term Debt                                   840,871          --             --         40,710         --          881,581
                                             -----------   -----------    -----------  -----------  -----------    -----------
       Total liabilities                         870,597       107,741          4,962      381,121         --        1,364,421

Commitments and Contingencies                       --            --             --           --           --             --

Member's Equity:
       Member's equity                            59,275        11,022           (527)     215,436     (216,292)        68,914
       Accumulated other comprehensive loss-
       cumulative translation adjustments           --            --             --         (8,615)        --           (8,615)
                                             -----------   -----------    -----------  -----------  -----------    -----------

Member's Equity                                   59,275        11,022           (527)     206,821     (216,292)        60,299
                                             -----------   -----------    -----------  -----------  -----------    -----------

Total Liabilities and Member's Equity        $   929,872   $   118,763    $     4,435  $   587,942  $  (216,292)   $ 1,424,720
                                             ===========   ===========    ===========  ===========  ===========    ===========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                      OTHER       GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                       VENTURE       ISSUERS     SUBSIDIARIES SUBSIDIARIES   ELIMINATIONS     TOTAL
                                       -------       -------     ------------ ------------   ------------     -----

NET SALES                               $      --     $ 188,067     $ 42,476     $  315,488     $(65,525)     $ 480,506
COST OF PRODUCT SOLD                           --       164,123       40,633        271,517      (65,525)       410,748
                                        ----------    ----------    ---------    -----------    ---------     ----------
     GROSS PROFIT                              --        23,944        1,843         43,971           --         69,758

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                      --        17,287           --         23,017           --         40,304
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                      565            --           --             --           --            565
                                        ----------    ----------    ---------    -----------    ---------     ----------
      (LOSS) INCOME FROM OPERATIONS         (565)         6,657        1,843         20,954           --         28,889

INTEREST EXPENSE                           23,074            --           --          2,587           --         25,661
INTERCOMPANY INTEREST ALLOCATION         (23,074)        23,074      (6,948)          6,948           --             --
OTHER (INCOME) EXPENSE                   (17,563)           460          404         16,484           --          (215)
                                        ----------    ----------    ---------    -----------    ---------     ----------
       INCOME (LOSS) BEFORE TAXES          16,998      (16,877)        8,387        (5,065)           --          3,443

TAX BENEFIT                                    --       (1,625)           --          (776)           --        (2,401)
MINORITY INTEREST                              --            --           --            270           --            270
                                        ----------    ----------    ---------    -----------    ---------     ----------
        NET INCOME (LOSS)               $  16,998     $(15,252)     $  8,387     $  (4,559)     $     --      $   5,574
                                        ==========    ==========    =========    ===========    =========     ==========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                       OTHER     GUARANTOR   NONGUARANTOR               CONSOLIDATED
                                                            VENTURE   ISSUERS  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                            -------   -------  ------------  ------------  ------------    -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                     $ 16,998  $(15,252)   $  8,387    $ (4,559)   $      --      $    5,574
     Adjustments  to reconcile  net income to net
     cash provided by (used in)
     operating activities:
         Depreciation and amortization                           --    11,272           1      11,015           --          22,288
         Unrealized loss (gain) on currency exchange             --    24,951         (89)     17,326           --          42,188
         Unrealized gain on investments                         544        --          --          --           --             544
         Loss from the disposal of fixed assets                  --        --          --          (3)          --              (3)
         Change in accounts receivable                           --   (22,973)         29     (29,110)          --         (52,054)
         Change in inventories                                   --     1,816          --      (4,060)          --          (2,244)
         Change in prepaid and other current assets              --    (4,346)         --      (8,849)          --         (13,195)
         Change in other assets                                  --      (441)         --      (3,180)          --          (3,621)
         Change in investments in associated company             --                              (715)          --            (715)
         Change in accounts payable                              --    20,015         407      (1,505)          --          18,917
         Change in accrued expenses                           2,881    (2,953)      1,678      16,489           --          18,095
         Change in pension liabilities and other                 --      (135)         --       1,241           --           1,106
         Change in deferred taxes                                --    (1,705)         --      (2,468)          --          (4,173)
                                                           --------  --------    --------    --------     --------       ---------
         Net cash provided by (used in)
         operating activities                                20,423    10,249      10,413      (8,378)          --          32,707

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                        --   (10,589)         --      (9,000)          --         (19,589)
     Net activity in investments in and advances to (from)
     subsidiaries and affiliates                            (13,943)      372     (10,413)     23,984           --              --
     Proceeds from sale of fixed assets                          --                    --          11           --              11
                                                           --------  --------    --------    --------    ---------      ----------
     Net cash (used in) provided by investing activities    (13,943)  (10,217)    (10,413)     14,995           --         (19,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit                   37,000        --          --          --           --          37,000
        agreement
     Principal payments on debt                             (43,480)       --          --      (5,492)          --         (48,972)
                                                           --------  --------    --------    --------    ---------      ----------
     Net cash used in
       financing activities                                  (6,480)       --          --      (5,492)          --         (11,972)

Effect of exchange rate changes on cash and cash
  Equivalents                                                    --        --          --      (5,977)          --          (5,977)

         NET INCREASE (DECREASE) IN CASH                         --        32          --      (4,852)          --          (4,820)

CASH AT BEGINNING OF PERIOD                                $     --  $     26    $     --    $  7,366    $      --      $    7,392
                                                           --------  --------    --------    --------    - -------      ----------
CASH AT END OF PERIOD                                      $     --  $     58    $           $  2,514    $      --      $    2,572
                                                           ========  ========    ========    ========    = =======      ==========

1999 NOTES:

The following condensed consolidating financial information presents:

(1) Condensed consolidating financial statements as of March 31, 2001, December 31, 2000, and March 31, 2000 and for the three month periods ended March 31, 2001 and 2000, of (a) Venture, the sole issuer of the 1999 Notes, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Venture and the guarantor subsidiaries with the nonguarantor subsidiaries.


CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF MARCH 31, 2001
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                  VENTURE     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                  -------     ------------   ------------    ------------       -----
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents               $      --      $        99    $     2,069   $       --      $     2,168
        Accounts receivable, net                       --          152,912        139,593           --          292,505
        Inventories                                    --           69,337        126,772           --          196,109
        Investments                                    (317)          --            2,944           --            2,627
        Prepaid and other current assets               --            5,970         36,621           --           42,591
                                                -----------    -----------    -----------    -----------    -----------
            Total current assets                       (317)       228,318        307,999           --          536,000

 Property, Plant and Equipment, Net                    --          191,668        342,131           --          533,799
 Intangible Assets, Net                                --           47,778         70,805           --          118,583
 Other Assets                                        11,120        115,949         20,226           --          147,295
 Deferred Tax Asset                                    --           12,173         48,496           --           60,669
 Net Investment in and advances to (from)
  subsidiaries & affiliates                         923,139       (473,202)      (233,634)      (216,303)          --
                                                -----------    -----------    -----------    -----------    -----------
Total Assets                                    $   933,942    $   122,684    $   556,023    $  (216,303)   $ 1,396,346
                                                ===========    ===========    ===========    ===========    ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                        $        --    $    60,473    $   182,000    $      --      $   242,473
        Accrued interest                             18,057           --              209           --           18,266
        Accrued expenses                               --           11,503        101,146           --          112,649
        Current portion of long term debt            18,619           --            7,928           --           26,547
                                                -----------    -----------    -----------    -----------    -----------
                 Total current liabilities           36,676         71,976        291,283           --          399,935


Pension Liabilities & Other                            --            4,599         37,569           --           42,168
Deferred Tax Liabilities                               --           11,946         26,422           --           38,368
Long Term Debt                                      821,273          1,253         33,283           --          855,809
                                                -----------    -----------    -----------    -----------    -----------
        Total liabilities                           857,949         89,774        388,557           --        1,336,280

Commitments and Contingencies                          --             --             --             --             --

Member's Equity:
        Member's equity                              75,993         32,910        174,547       (216,303)        67,147
        Accumulated other comprehensive loss-
        cumulative translation adjustments             --             --           (7,081)          --           (7,081)
                                                -----------    -----------    -----------    -----------    -----------

Member's Equity                                      75,993         32,910        167,466       (216,303)        60,066
                                                -----------    -----------    -----------    -----------    -----------
Total Liabilities and Member's Equity           $   933,942    $   122,684    $   556,023    $  (216,303)   $ 1,396,346
                                                ===========    ===========    ===========    ===========    ===========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                             GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                VENTURE     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS       TOTAL
                                                -------     ------------   ------------  ------------       -----
NET SALES                                       $    --     $ 129,722    $ 357,295         $    (963)   $ 486,054
COST OF PRODUCT SOLD                                 --       112,631      307,757              (963)     419,425
                                                ---------   ---------    ---------         ---------    ---------
     GROSS PROFIT                                    --        17,091       49,538              --         66,629

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                            --        11,284       16,958              --         28,242
PAYMENTS TO BENEFICIARY IN LIEU OF                   --          --           --                --           --
TAXES
                                                ---------   ---------    ---------         ---------    ---------
     INCOME FROM OPERATIONS                          --         5,807       32,580              --         38,387

INTEREST EXPENSE                                   24,557          28        2,172              --         26,757
INTERCOMPANY INTEREST ALLOCATION                  (23,286)      7,642       15,644              --           --
OTHER (INCOME) EXPENSE                             (4,847)     (5,747)      31,642              --         21,048
                                                ---------   ---------    ---------         ---------    ---------
     INCOME (LOSS) BEFORE TAXES                     3,576       3,884      (16,878)             --         (9,418)

TAX BENEFIT                                          --          (576)      (4,098)             --         (4,674)
MINORITY INTEREST                                    --          --            349              --            349
                                                ---------   ---------    ---------         ---------    ---------
     NET INCOME (LOSS) BEFORE CUMULATIVE
      EFFECT OF CHANGE IN
          ACCOUNTING PRINCIPLE                      3,576       4,460      (13,129)             --         (5,093)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                 (182)       --           --                --           (182)
                                                ---------   ---------    ---------         ---------    ---------
         NET INCOME (LOSS)                      $   3,394   $   4,460    $ (13,129)        $    --      $  (5,275)
                                                =========   =========    =========         =========    =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                        GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                              VENTURE   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS        TOTAL
                                                              -------   ------------   ------------   ------------        -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $  3,394    $  4,460         $(13,129)   $   --            $ (5,275)
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                          1,271       9,690           12,293        --              23,254
         Unrealized (gain) loss on currency exchange           (3,395)     (8,325)          32,249        --              20,529
         Unrealized gain on investments                          (292)       --               --          (292)
         Loss from the disposal of fixed assets                  --          --                229        --                 229
         Change in accounts receivable                           --        (6,486)           7,053        --                 567
         Change in inventories                                   --          (872)          11,385        --              10,513
         Change in prepaid and other
            current assets                                       --          (356)           3,698        --               3,342
         Change in other assets                                  --          (417)           4,410        --               3,993
         Change in accounts payable                              --        (8,298)          (6,878)       --             (15,176)
         Change in accrued expenses                             2,763       1,360           (8,504)       --              (4,381)
         Change in pension liabilities and other                 --        (1,183)          (8,019)       --              (9,202)
         Change in deferred taxes                                --          (554)          (8,573)       --              (9,127)
                                                             --------    --------         --------    --------          --------
Net cash provided by (used in) operating activities             3,741     (10,981)          26,214        --              18,974

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                        --        (7,904)         (14,340)       --             (22,244)
     Net activity in investments in and advances to (from)
         subsidiaries and affiliates                          (10,931)     10,900               31        --                --
     Proceeds from sale of fixed assets                          --          --                 27        --                  27
                                                             --------    --------         --------    --------          --------
     Net cash (used in) provided by
     investing activities                                     (10,931)      2,996          (14,282)       --             (22,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit
        agreement                                               7,670        --              1,824        --               9,494
     Principal payments on debt                                (3,875)       (249)            --          --              (4,124)
                                                             --------    --------         --------    --------          --------
     Net cash provided by (used in) financing activities        3,795        (249)           1,824        --               5,370


     Effect of exchange rate changes on cash and cash
        Equivalents                                             3,395       8,333          (12,628)       --                (900)

         NET INCREASE IN CASH                                    --            99            1,128        --               1,227

CASH AT BEGINNING OF PERIOD                                  $   --      $   --           $    941    $   --            $    941
                                                             --------    --------         --------    --------          --------
CASH AT END OF PERIOD                                        $   --      $     99         $  2,069    $   --            $  2,168
                                                             ========    ========         ========    ========          ========

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000
--------------------------------------------------------------------------------
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

LIABILITIES AND MEMBER'S EQUITY
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
                                                    ===========    ===========    ===========    ===========    ===========

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
AS OF MARCH 31, 2000
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                             GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                  VENTURE   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                  -------   ------------   ------------   ------------       -----
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents               $    --     $        58    $     2,514    $      --      $     2,572
        Accounts receivable, net                     --         211,860        145,244           --          357,104
        Inventories                                  --          47,121        104,825           --          151,946
        Investments                                15,007          --             --             --           15,007
        Prepaid and other current assets             --          24,883         39,172           --           64,055
                                                ---------   -----------    -----------    -----------    -----------
                 Total current assets              15,007       283,922        291,755           --          590,684


 Property, Plant and Equipment, Net                  --         196,025        348,352           --          544,377
 Intangible Assets, Net                              --          49,677        115,137           --          164,814
Other Assets                                         --          62,027         26,152           --           88,179
 Deferred Tax Asset                                  --          12,666         24,000           --           36,666
 Net Investment in and advances to (from)
    subsidiaries & affiliates                     914,865      (481,119)      (217,454)      (216,292)          --
                                                ---------   -----------    -----------    -----------    -----------

Total Assets                                    $ 929,872   $   123,198    $   587,942    $  (216,292)   $ 1,424,720
                                                =========   ===========    ===========    ===========    ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                        $    --     $    78,322    $   129,019    $      --      $   207,341
        Accrued interest                           16,109          --               75           --           16,184
        Accrued expenses                             --          16,406        102,905           --          119,311
        Current portion of long term debt          13,617          --           10,634           --           24,251
                                                ---------   -----------    -----------    -----------    -----------
                 Total current liabilities         29,726        94,728        242,633           --          367,087


Pension Liabilities & Other                          --           6,104         50,237           --           56,341
Deferred Tax Liabilities                             --          11,871         47,541           --           59,412
Long Term Debt                                    840,871          --           40,710           --          881,581
                                                ---------   -----------    -----------    -----------    -----------
        Total liabilities                         870,597       112,703        381,121           --        1,364,421

Commitments and Contingencies                        --            --             --             --             --

Member's Equity:
        Member's equity                            59,275        10,495        215,436       (216,292)        68,914
        Accumulated other comprehensive loss-
        cumulative translation adjustments           --            --           (8,615)          --           (8,615)
                                                ---------   -----------    -----------    -----------    -----------

Member's Equity                                    59,275        10,495        206,821       (216,292)        60,299
                                                ---------   -----------    -----------    -----------    -----------

Total Liabilities and Member's Equity           $ 929,872   $   123,198    $   587,942    $  (216,292)   $ 1,424,720
                                                =========   ===========    ===========    ===========    ===========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                               GUARANTOR    NONGUARANTOR                   CONSOLIDATED
                                                VENTURE      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                -------      ------------   ------------    ------------       -----
NET SALES                                       $    --      $ 230,543       $ 315,488       $ (65,525)      $ 480,506
COST OF PRODUCT SOLD                                 --        204,756         271,517         (65,525)        410,748
                                                ---------    ---------       ---------       ---------       ---------
     GROSS PROFIT                                    --         25,787          43,971            --            69,758

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                            --         17,287          23,017            --            40,304
PAYMENTS TO BENEFICIARY IN LIEU OF TAXES              565         --              --              --               565
                                                ---------    ---------       ---------       ---------       ---------
     (LOSS) INCOME FROM OPERATIONS                   (565)       8,500          20,954            --            28,889

INTEREST EXPENSE                                   23,074         --             2,587            --            25,661
INTERCOMPANY INTEREST ALLOCATION                  (23,074)      16,126           6,948            --              --
OTHER (INCOME) EXPENSE                            (17,563)         864          16,484            --              (215)
                                                ---------    ---------       ---------       ---------       ---------
     INCOME (LOSS) BEFORE TAXES                    16,998       (8,490)         (5,065)           --             3,443

TAX BENEFIT                                          --         (1,625)           (776)           --            (2,401)
MINORITY INTEREST                                    --           --               270            --               270
                                                ---------    ---------       ---------       ---------       ---------
         NET INCOME (LOSS)                      $  16,998    $  (6,865)      $  (4,559)      $    --         $   5,574
                                                =========    =========       =========       =========       =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                        GUARANTOR    NONGUARANTOR             CONSOLIDATED
                                                              VENTURE  SUBSIDIARIES  SUBSIDIARIES                 TOTAL
                                                              -------  ------------  ------------                 -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $ 16,998    $ (6,865)   $ (4,559)    $       --     $  5,574
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                           --        11,273      11,015             --       22,288
         Unrealized loss (gain) on currency exchange             --        24,862      17,326             --       42,188
         Unrealized gain on investments                           544        --          --               --          544
         Loss from the disposal of fixed assets                  --          --            (3)            --           (3)
         Change in accounts receivable                           --       (22,944)    (29,110)            --      (52,054)
         Change in inventories                                   --         1,816      (4,060)            --       (2,244)
         Change in prepaid and other current assets              --        (4,346)     (8,849)            --      (13,195)
         Change in other assets                                  --          (441)     (3,180)            --       (3,621)
         Change in investments in associated company             --          --          (715)            --         (715)
         Change in accounts payable                              --        20,422      (1,505)            --       18,917
         Change in accrued expenses                             2,881      (1,275)     16,489             --       18,095
         Change in pension liabilities                           --          (135)      1,241             --        1,106
         Change in deferred taxes                                --        (1,705)     (2,468)            --       (4,173)
                                                             --------    --------    --------     ------------   --------
         Net cash  provided by (used in)
         operating activities                                  20,423      20,662      (8,378)            --       32,707

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                        --       (10,589)     (9,000)            --      (19,589)
     Net activity in investments in and advances to (from)
         subsidiaries and affiliates                          (13,943)    (10,041)     23,984             --         --
     Proceeds from sale of fixed assets                          --          --            11             --           11

                                                             --------    --------    --------     ------------   --------
     Net cash (used in) provided by investing activities      (13,943)    (20,630)     14,995             --      (19,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments)  borrowings under
     revolving credit facility                                 37,000        --          --               --       37,000
     Principal payments on debt                               (43,480)       --        (5,492)            --      (48,972)
                                                             --------    --------    --------     ------------   --------
     Net cash used in financing  activities                    (6,480)       --        (5,492)            --      (11,972)


     Effect of exchange rate changes on cash and cash
      equivalents                                                --          --        (5,977)            --       (5,977)

         NET INCREASE (DECREASE) IN CASH                         --            32      (4,852)            --       (4,820)

CASH AT BEGINNING OF PERIOD                                  $   --      $     26    $  7,366     $       --     $  7,392
                                                             --------    --------    --------     ------------   --------
CASH AT END OF PERIOD                                        $   --      $     58    $  2,514     $       --     $  2,572
                                                             ========    ========    ========     ============   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of results of operations and financial condition ("MD&A") should be read in conjunction with the MD&A included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth, for the periods indicated, the Company's consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes.

                                                              Three Months Ended
                                                                  March 31,
                                                               2001         2000
                                                               ----         ----
Net sales                                                      100.0%       100.0%
Cost of products sold                                           86.3         85.5
                                                             --------      -------
Gross profit                                                    13.7         14.5
Selling, general and administrative expense                      5.8          8.4
Payments to beneficiary in lieu of distributions                  --          0.1
                                                             --------      -------
Income from operations                                           7.9          6.0
Interest expense                                                 5.5          5.3
Other expense                                                    4.3          0.0
                                                             --------      -------
(Loss) Income before taxes                                     (1.9)          0.7
Tax benefit                                                    (1.0)        (0.5)
Minority interest                                                0.1          0.1
                                                             --------      -------
Net (loss)  income  before  cumulative  effect of change in
accounting principle                                           (1.0)          1.1
Cumulative effect of change in accounting principle            (0.1)          0.0
                                                             --------      -------
Net (loss) income                                              (1.1)%         1.1%
                                                             ========      =======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES. Net sales for the first quarter of 2001 increased $5.5 million, or 1.2%, from the first quarter of 2000. Internationally, net sales increased 13.5% or $42.3 million from $314.2 million to $356.5 million due to increased volumes. This increase was offset by a $3.3 million devaluation of the Euro during the first quarter of 2001 compared to the first quarter of 2000 in which no similar devaluation occurred. Domestically, net sales decreased 23.2% or $39.3 million from $169.8 million to $130.5 million generally due to the slow down in the retail automotive market creating sales volume decreases and program losses.

GROSS PROFIT. Gross profit for the first quarter of 2001 decreased $3.1 million to $66.6 million compared to $69.7 million for the first quarter of 2000. As a percentage of net sales, gross profit decreased to 13.7% for 2001 from 14.5% for 2000. Internationally, gross profit increased $6.2 million from $43.3 million to $49.5 million or 14.3%. The increase in international gross profit is due to higher sales volumes and a reduction in contract reserves of approximately $2.2 million. As a percentage of net sales, international gross profit was 13.9% in 2001 as compared to 13.8% in 2000. Approximately 0.5% of the gross profit increase was due to the reduction in contract reserves. This increase was offset by a 0.4% decrease in the gross profit due to general cost increases not fully offset by cost cutting and lean manufacturing activities. Domestic gross profit decreased 35.3% from $26.4 million to $17.1 million or a decrease of $9.3 million as a result of lower sales volumes, program losses and increased labor costs caused by inconsistent scheduling by the OEM's which resulted in an inability to match labor to sales volumes. As a percentage of net sales, domestic gross profit was 13.1% in 2001 as compared to 15.5% in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the first quarter of 2001 decreased $12.1 million, or 29.9%, to $28.2 million compared to $40.3 million 2000. As a percentage of net sales, selling, general and administrative expense decreased to 5.8% for the first quarter of 2001 as compared to 8.4% for the first quarter of 2000. Internationally, the decrease was 26.3% or $6.1 million from $23.0 million to $16.9 million. Domestically, the decrease was 34.7% or $6.0 million from $17.3 million to $11.3 million. The decreases are primarily due to reduction in certain salary level positions, reduction of other expenses and reduction in expenses directly related to sales volumes.

INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the first quarter of 2001 increased $9.5 million, or 32.9%, to $38.4 million, compared to income of $28.9 million for the first quarter of 2000. As a percentage of net sales, income from operations increased to 7.9% for the first quarter of 2001 from 6.0% for the first quarter of 2000.

INTEREST EXPENSE. Interest expense for the first quarter of 2001 increased $1.1 million, or 4.3 %, to $26.7 million as compared to $25.6 million in 2000 primarily due to increased interest rates and a slight increase in debt. Of the total interest expense for the first quarter of 2001, $1.3 million was a non-cash expense due to the termination of interest rate swaps.

       OTHER EXPENSE. Other expense is primarily comprised of $20.0 million of unrealized currency exchange losses in the first quarter of 2001. In the first quarter of 2000, we had $43.0 million of realized gain from derivative activity offset by $43.0 million of unrealized loss from derivatives and currency exchange.

       NET LOSS. Due to the foregoing, the net loss for the first quarter of 2001 was $5.3 million compared to net income of $5.6 million for the first quarter of 2000 or a net reduction in net income $10.9 million. Excluding the after tax effect of the unrealized currency exchange losses during the first quarter of 2001 of $12.6 million, the Company would have had net income of $7.3 million.

       LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

       The Company's consolidated working capital was $136.1 million at March 31, 2001, compared to $223.6 million at March 31, 2000, a decrease of $87.5 million. The Company's working capital ratio decreased to 1.34x at March 31, 2001 from 1.61x at March 31, 2000. The decrease is due to an increase in current liabilities, primarily accounts payable, accrued interest and the current portion of long term debt coupled with a decrease in net current assets primarily accounts receivables before the reclassification to other assets, investments and prepaids not offset by an increase in inventories. Net cash provided by operating activities was $18.9 million for the quarter ended March 31, 2001 compared to $32.7 million for the quarter ended March 31, 2000. The decrease in cash provided by operations is due primarily to the payment of current liabilities and other liabilities, lower results of operations, and the absence of realized gains on derivatives.

       Capital expenditures were $22.2 million for the three months ended March 31, 2001 compared to $19.6 million for the same period in 2000. The Company continues to upgrade machinery and equipment and paint lines at all facilities to handle expected increased sales volumes and general reconditioning of equipment.

       In the ordinary course of business, the Company seeks additional business with existing and new customers. The Company continues to compete for the right to supply new components which could be material to the Company and require substantial capital investment in machinery, equipment, tooling and facilities. As of the date hereof, however, the Company has no formal commitments with respect to any such material business.

       Net cash provided by financing activities was $5.4 million for the three months ended March 31, 2001 compared to net cash used in financing activities of $12.0 million for the same period in 2000. This fluctuation is due to the repayment of the Company's interim term loan from the proceeds of terminating the cross currency swaps in the first quarter of 2000 and less borrowings under the revolving credit facility in 2001.

       The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175.0 million less the amount of any letters of credit issued against the credit agreement. At March 31, 2001, the Company had $125.6 million outstanding with $43.1 million still available under the revolving credit facility. The credit agreement and documents governing the Company's 9 1/2% senior notes due 2005, 11% senior notes due 2007 and 12% senior subordinated notes due 2009 contain various covenants. As of March 31, 2001, the Company was in compliance with all such covenants.

       At March 31, 2001, the Company's interest rates under the credit agreement are based on the London Interbank Offer Rate ("LIBOR"), or an Alternate Base Rate ("ABR"), which is the larger of the bank's corporate base rate of interest announced from time-to-time or the federal funds rate plus 1/2% per annum, and, in the case of non-dollar denominated loans, a Euro currency reference rate. Interest rates are determined by reference to the relevant interest rate option, plus an Applicable Margin (as defined) based on the Company's Consolidated Ratio of Total Debt to EBITDA. Obligations under the credit agreement are jointly and severally guaranteed by the Company's domestic subsidiaries and are secured by first priority security interests in substantially all of the assets of the Company and its domestic subsidiaries

       The Company believes that its existing cash balances, operating cash flow, borrowings under its bank credit facility and other short term arrangements will be sufficient to fund working capital needs, and normal capital expenditures required for the operation of its existing business through the end of 2001. The Company is obligated issue $125 million of Senior Subordinated notes prior to March 31, of 2002. The Company is exploring its options related to this new debt issuance and the existing bank credit facility as it is currently not hedged on any foreign currency balance and is reviewing options to mitigate exposure to currency movements.

       INDUSTRY TRENDS

       As a result of lower production volumes for our North American customers in the first quarter of 2001, as compared to the same period in 2000, as well as the weaker retail automotive market in North America, our domestic net sales decreased 23.2% during the first quarter of 2001. In light of the current market conditions, lower industry volumes and other factors, orders from our North American customers in 2001 are forecasted to be lower than the levels in 2000, although, we expect some of the lost sales to be made up in the third and fourth quarters. In response to these market factors, we continue to reassess staffing levels and other contractual relationships to control and reduce costs. European sales in the second quarter of 2001 may be lower than the first quarter of 2001 based on increased OEM customer inventory levels or days of supply. However, we expect this to be only temporary, as increases in European OEM market share in North America may offset the reduction.

       NEW ACCOUNTING STANDARD

       In June 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard was effective in the first quarter of the Company's fiscal year beginning January 1, 2000. The effect to the Company on adopting this standard was to record a cumulative effect of a change in accounting principle of $0.2 million and an additional $0.1 million of unrealized loss in the first quarter.

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

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, Venture has entered into a variety of foreign exchange and interest rate financial instruments. A discussion of the Company's accounting policies for derivative financial instruments can be found in the Organization and Summary of Significant Accounting Policies and Financial Instruments footnotes to the financial statements found in Item 8 of the Company's 2000 Annual Report on Form 10-K.

       FOREIGN CURRENCY EXCHANGE RATE RISK. The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company's most significant foreign currency exposures relate to Germany, Spain, France, the Czech Republic, Mexico, Brazil and Canada.

       A portion of the Company's assets are based in its foreign operations and are translated into U. S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of member's equity. Accordingly, the Company's consolidated member's equity will fluctuate depending upon the weakening or strengthening of the U. S. dollar against the respective foreign currency. A hypothetical 10% change in foreign currency exchange rates would result in an approximate $31.9 million change in earnings. The model assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate or understate the impact of changing exchange rates on assets, liabilities and earnings denominated in a foreign currency.

       INTEREST RATE RISK. The Company has exposure to interest rate risk on a portion of its debt obligations. A one percent change in interest rates on floating rate debt would result in approximately $0.9 million change in earnings.

       PART II - OTHER INFORMATION

       ITEM 1.    LEGAL PROCEEDINGS

       In 1998 and 1999, the Michigan Department of Environmental Quality (MDEQ) issued three letters of violation to our Grand Rapids, Michigan facility, alleging violations of certain emission limitations and coating solvent content requirements of the facility's state air use permit. In December of 2000, we filed suit against the MDEQ contesting some of these violations. In 2001, jointly with MDEQ, we have suspended any proceedings under this suit and are presently reviewing and discussing the alleged violations with the hope of resolving this matter without further litigation, as .it is possible that some of the violations may be the result of computation and reporting discrepancies. It is possible that the MDEQ may seek administrative penalties in connection with the resolution of these matters. We do not believe that the amount of those penalties, if any, will have a material adverse effect on our operations, or that the resolution of these matters will require material capital expenditures, although there can be no assurance that this will not be the case. On April 9, 2001, the U.S. Environmental Protection Agency
       (EPA) issued a Notice of Violation (NOV) to us regarding air emission for the years 1998 and 2000 for the same facility. The Company is still reviewing this matter and plans to meet with the EPA in late May of this year regarding this notice. Specifically, the NOV states that the Company exceeded certain permit levels for emission of volatile organic compounds for the years noted above. At the present time the Company is unable to quantify or qualify any liability for these alleged EPA violation.

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                           (a)      Exhibits.  None

                           (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

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



       Date:  May 15, 2001           /s/ Michael Alexander
                                     ------------------------------------
                                              Michael Alexander
                                                    Chief Financial Officer

                                              Signing on behalf of each
                                              registrant and as principal
                                              financial officer of each
                                              registrant.