Form 10-Q
period 2001-09-30
VENTURE HOLDINGS CO LLC; VENTURE SERVICE CO; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VENTURE INDUSTRIES CORP; VENTURE HOLDINGS CORP; VENTURE EUROPE INC; VENTURE EU CORP; VEMCO INC /MI/; EXPERIENCE MANAGEMENT LLC
filed 2001-11-14
CIK 1088341, 916112, 916106, 916107, 916105, 916109, 1089451, 1089450, 916104, 1089452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                     ---------      -----------

                        Commission File Number: 333-82617

                        VENTURE HOLDINGS COMPANY LLC
Michigan                                                            38-3470015
                                VEMCO, INC.
Michigan                                                            38-2737797
                       VENTURE INDUSTRIES CORPORATION
Michigan                                                            38-2034680
                   VENTURE MOLD & ENGINEERING CORPORATION
Michigan                                                            38-2556799
                          VENTURE LEASING COMPANY
Michigan                                                            38-2777356
                            VEMCO LEASING, INC.
Michigan                                                            38-2777324
                        VENTURE HOLDINGS CORPORATION
Michigan                                                            38-2793543
                          VENTURE SERVICE COMPANY
Michigan                                                            38-3024165
                         EXPERIENCE MANAGEMENT, LLC
Michigan                                                            38-3382308
                            VENTURE EUROPE, INC.
Michigan                                                            38-3464213
                           VENTURE EU CORPORATION
Michigan                                                            38-3470019

(State or other         (Exact name of registrant as
jurisdiction of          specified in its charter)            (I.R.S. Employer
incorporation or                                                Identification
organization)                                                          Number)

                                ----------------

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

Yes   X  .    No     .

                                TABLE OF CONTENTS

PART I.          FINANCIAL INFORMATION (UNAUDITED)                        PAGE #
                 ---------------------------------                       -------
     Item 1.     Financial Statements

                 Consolidated  Balance  Sheets as of September 30, 2001
                 and December 31, 2000                                       1

                 Consolidated Statements of Income and Comprehensive
                 Income for the Three Months and Nine Months Ended
                 September 30, 2001 and 2000                                 2

                 Consolidated  Statements of Changes in Member's Equity
                 for the Three Months and Nine Months  Ended  September
                 30, 2001 and 2000                                           2

                 Consolidated  Statements  of Cash  Flows  for the Nine
                 Months Ended September 30, 2001 and 2000                    3

                 Notes to Consolidated Financial Statements                  4

     Item 2.     Management's  Discussion  and  Analysis  of  Financial
                 Condition and Results of Operations                        20

     Item 3.     Quantitative and Qualitative  Disclosures About Market
                 Risk                                                       23


PART II.         OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K                           24

     Signature                                                              24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                SEPTEMBER 30,
                                                                    2001        DECEMBER 31,
                                                                (UNAUDITED)        2000
                                                                -------------   ------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                              $        --     $       941
        Accounts receivable, net, includes related party
           receivables of $52,410 and $54,478 at September
           30, 2001 and December 31, 2000, respectively
           (Note 5)                                                283,704         293,072
        Inventories (Note 2)                                       194,826         206,622
        Investments                                                  5,731             489
        Prepaid and other current assets                            46,056          46,299
                                                               -----------     -----------
                 Total current assets                              530,317         547,423

Property, Plant and Equipment, Net                                 538,752         553,038

Intangible Assets, Net                                             124,447         127,445

Other Assets,  includes related party receivable of $33,560
   at September 30, 2001 and December 31, 2000 (Note 5)            134,766         147,257

Deferred Tax Assets                                                 74,072          51,140
                                                               -----------     -----------

Total Assets                                                   $ 1,402,354     $ 1,426,303
                                                               ===========     ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
        Accounts payable                                       $   248,939     $   257,947
        Accrued interest                                            15,598          15,482
        Accrued expenses                                            97,333         120,128
        Current portion of long term debt (Note 3)                  29,206          24,405
                                                               -----------     -----------
                 Total current liabilities                         391,076         417,962

Pension Liabilities & Other                                         38,024          50,759

Deferred Tax Liabilities                                            36,662          37,967

Long Term Debt (Note 3)                                            859,476         852,578
                                                               -----------     -----------

        Total liabilities                                        1,325,238       1,359,266

Commitments and Contingencies                                           --              --

Member's Equity:
        Member's equity                                             80,234          72,422
        Accumulated other comprehensive loss - cumulative
          Translation adjustments                                   (3,118)         (5,385)
                                                               -----------     -----------

Member's Equity                                                     77,116          67,037
                                                               -----------     -----------

Total Liabilities and Member's Equity                          $ 1,402,354     $ 1,426,303
                                                               ===========     ===========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (DOLLARS IN THOUSANDS)

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                         -----------------------     ---------------------------
                                            2001          2000           2001            2000
                                         ---------     ---------     -----------     -----------
NET SALES                                $ 415,282     $ 430,397     $ 1,382,220     $ 1,394,103

COST OF PRODUCT SOLD                       376,812       391,253       1,215,511       1,223,250
                                         ---------     ---------     -----------     -----------

GROSS PROFIT                                38,470        39,144         166,709         170,853

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                    26,822        32,124          87,640         105,788

PAYMENTS TO BENEFICIARY IN
  LIEU OF DISTRIBUTIONS                         --            --           1,400           1,165
                                         ---------     ---------     -----------     -----------

INCOME FROM OPERATIONS                      11,648         7,020          77,669          63,900

INTEREST EXPENSE                            23,025        25,426          73,849          75,841

OTHER (INCOME) EXPENSE (Note 4)            (20,062)       18,912          12,819          16,948
                                         ---------     ---------     -----------     -----------

INCOME (LOSS) BEFORE TAXES                   8,685       (37,318)         (8,999)        (28,889)

TAX BENEFIT                                (13,397)      (29,665)        (17,625)        (31,480)

MINORITY INTEREST                               63           256             631             736
                                         ---------     ---------     -----------     -----------

NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                     22,019        (7,909)          7,995           1,855

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                          --            --            (182)             --
                                         ---------     ---------     -----------     -----------

NET INCOME (LOSS)                           22,019        (7,909)          7,813           1,855

OTHER COMPREHENSIVE INCOME  (LOSS) --
  Cumulative translation adjustments         3,519        (3,477)          2,266          (9,151)
                                         ---------     ---------     -----------     -----------

COMPREHENSIVE INCOME (LOSS)              $  25,538     $ (11,386)    $    10,079     $    (7,296)
                                         =========     =========     ===========     ===========


VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
 (DOLLARS IN THOUSANDS)

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                          -------------------     -------------------
                                            2001       2000         2001       2000
                                          -------    --------     -------    --------
MEMBER'S EQUITY, BEGINNING
 OF PERIOD                                $51,578    $ 64,993     $67,037    $ 60,903

COMPREHENSIVE INCOME (LOSS):

     NET INCOME (LOSS)                     22,019      (7,909)      7,813       1,855

     OTHER COMPREHENSIVE INCOME (LOSS)      3,519      (3,477)      2,266      (9,151)
                                          -------    --------     -------    --------

COMPREHENSIVE INCOME (LOSS)                25,538     (11,386)     10,079      (7,296)
                                          -------    --------     -------    --------

MEMBER'S EQUITY, END OF PERIOD            $77,116    $ 53,607     $77,116    $ 53,607
                                          =======    ========     =======    ========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(DOLLARS IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                2001          2000
                                                              --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $  7,813     $  1,855
     Adjustments to reconcile net income to net cash
      provided by
       Operating activities:
          Depreciation and amortization                         68,061       72,242
          Unrealized loss on currency exchange                  13,583       59,734
          Unrealized (gain) loss on investments                   (609)      37,174
          Loss from the disposal of fixed assets                   609           --
          Change in accounts receivable                          9,369      (17,502)
          Change in inventories                                 11,794         (409)
          Change in prepaid and other current assets               243      (11,057)
          Change in other assets                                  (640)      11,814
          Change in accounts payable                            (9,007)      (8,683)
          Change in accrued expenses                           (22,678)      (2,633)
          Change in other liabilities                          (12,735)      (5,436)
          Change in deferred taxes                             (24,236)     (37,269)
                                                              --------     --------
          Net cash provided by operating activities             41,567       99,830

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                      (51,966)     (66,416)
     Proceeds from sale of fixed assets                            251          206
                                                              --------     --------
     Net cash used in investing activities                     (51,715)     (66,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit agreement            24,780       66,500
     Principal payments on debt                                (13,082)     (77,382)
                                                              --------     --------
          Net cash provided by (used in) financing
             activities                                         11,698      (10,882)

          Effect of exchange rate changes on cash and cash
             equivalents                                        (2,491)     (22,365)

          NET (DECREASE) INCREASE IN CASH                         (941)         373

CASH AT BEGINNING OF PERIOD                                        941        7,392
                                                              --------     --------
CASH AT END OF PERIOD                                         $     --     $  7,765
                                                              ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                 $ 67,292     $ 72,501
                                                              ========     ========
     Cash paid during the period for taxes                    $  4,597     $  4,150
                                                              ========     ========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements include the accounts of Venture Holdings Company LLC (hereinafter referred to as "Venture") and all of Venture's domestic and foreign subsidiaries that are wholly-owned or majority-owned (collectively referred to as the "Company"). The Company's investment in a less than majority-owned business is accounted for under the equity method. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation.

2. INVENTORIES

    Inventories included the following (in thousands):

                                     SEPTEMBER 30,  DECEMBER 31,
                                         2001          2000
                                     ------------   ------------
Raw materials                           $ 49,835    $ 49,672
Work-in-process - manufactured parts      14,186      15,721
Work-in-process - tools and molds        112,973     119,537
Finished goods                            17,832      21,692
                                        --------    --------
Total                                   $194,826    $206,622
                                        ========    ========

3. DEBT

    Debt consisted of the following (in thousands):

                                               SEPTEMBER 30,  DECEMBER 31,
                                                  2001           2000
                                               ------------  -------------
Credit agreement
  Term loan A, with interest of 6.33%,
    Due 2004                                     $ 55,275      $ 66,150
  Term loan B, with interest of 7.08%,
    Due 2005                                      195,500       197,000
  Revolving credit outstanding, with interest
    of 6.33%, Due 2004                            134,555       117,947
Bank debt payable with interest from 0.0% to
    9.04%, Due 2004                                19,999         7,138
Senior notes payable, Due 2005
    With interest at 9.5%                         205,000       205,000
Senior notes payable, Due 2007
    With interest at 11.0%                        125,000       125,000
Senior subordinated notes payable, Due 2009
    With interest at 12.0%                        125,000       125,000
Capital leases with interest from 3.95%
    to 11.25%                                      27,951        32,941
Installment notes payable with
    Interest from 3.00% to 7.41%                      402           807
                                                 --------      --------
        Total                                    $888,682      $876,983
Less current portion of debt                       29,206        24,405
                                                 --------      --------
Total                                            $859,476      $852,578
                                                 ========      ========

    The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula, as of September 30, 2001, the Company could have borrowed an additional $38 million under the revolving credit facility

    The Company's credit agreement, and documents governing the Company's 9 1/2% unsecured senior notes due 2005 (the "1997 Senior Notes"), 11% unsecured senior notes (the "1999 Senior Notes") and 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and together with the 1999 Senior Notes, the "1999 Notes"), contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. The Company's debt obligations also contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of September 30, 2001, the Company was in compliance with all debt covenants.

4. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

    Venture is party to foreign exchange and interest rate contracts entered into in connection with the management of the Company's exposure to fluctuations in foreign exchange rates and interest rates. The primary classes of derivatives used by Venture are foreign exchange forward contracts and interest rate swaps. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations. Derivative transactions are used to hedge underlying business exposures. Market risk in these instruments is offset by opposite movements in the underlying exposure. Cash receipts or payments on these contracts normally occur at maturity, or for interest rate swap agreements, at periodic contractually defined intervals. Gains and losses from interest rate swaps and options that are designated, and are effective, as hedges of underlying debt obligations are used to adjust interest expense recognized over the lives of the underlying debt agreements. Gains and losses from terminated hedge contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter. Derivative instruments that do not qualify for hedge accounting treatment are marked to market and the related gains and losses are included in net income.

    Foreign Exchange Forward Contracts
    In March 2000, the Company terminated its cross-currency swap agreements and realized a cash gain of $42.0 million. As a result of the termination of the cross-currency swap agreements, the net impact on earnings for the nine months ended September 30, 2000 was an increase in other income of $14.9 million.

    The cross-currency swap agreements were replaced with a twelve-month foreign exchange collar. During July 2000, the Company terminated the put side of its original collar and received $10.9 million. The Company used $2.7 million of the proceeds to purchase a replacement put. In relation to the foreign exchange collars, a net unrealized gain of $28 million was recorded in other income for the three and nine months ended September 30, 2000, respectively.

    The interest rate swap agreement within one of the Company's cross currency swap agreements, which was accounted for using settlement accounting, resulted in interest expense of $0.1 million and $0.5 million for the three and nine months ended September 30, 2000, respectively. During July 2000, the Company paid $14.9 million to terminate the interest portion of the cross currency swap agreement. This amount was capitalized and is being amortized over the original terms of the cross currency swap agreements. The impact of the amortization resulted in $1.2 million and $3.8 million of additional interest expense for the three and nine months ended September 30, 2001. For the three and nine months ended September 30, 2000, the amortization resulted in $1.2 million of additional interest expense.

    The other interest rate swap agreements, which did not meet all the criteria for settlement accounting, within the original cross currency swap agreements, were terminated in July 2000. As a result, the net impact on earnings for the nine months ended September 30, 2000 was an increase in other income of $3.5 million.

    Interest Rate Swaps
    During September 2001, the Company's $30.0 million notional value interest rate swap contracts expired. At September 30, 2000, the notional amount of interest rate contracts with off-balance-sheet risk was $55.0 million. These agreements resulted in $0.3 million and $0.4 million of additional interest expense for the three and nine months ended September 30, 2001, respectively, and $0.1 million of additional interest expense for the nine months ended September 30, 2000. The Company recorded a $0.2 million unrealized gain on these agreements for the three months ended September 30, 2001. For the nine months ended September 30, 2001, the Company recorded a $0.2 million unrealized gain offset by a ($0.2) million cumulative change in accounting principle as a result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".

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

    The result of these related party transactions was a net receivable, which was included in accounts receivable as follows:

                          SEPTEMBER 30,   DECEMBER 31,
                             2001             2000
                          -------------   ------------
Amounts receivable          $117,155      $113,557
Amounts payable               31,185        25,519
                            --------      --------

Net amounts receivable      $ 85,970      $ 88,038
                            ========      ========


    Based on management's assessment and finalization of certain repayment agreements, $33.6 million at September 30, 2001 and December 31, 2000 was classified as other assets. These amounts are generally from entities wholly owned by the sole beneficiary of the Trust and management believes that the amounts are fully recoverable.

6. SEGMENT REPORTING

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. During the third quarter of 2001, the Company implemented a new organization structure that is in closer alignment with our significant customer base. Consistent with the new organization, the Company has one reportable segment - "Automotive". This one reportable segment replaces the previous geographic-oriented reportable segments.

    FASB statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires enterprise wide disclosures by geographic area. The following table presents net sales by geographic area (in thousands):

                        THREE MONTHS ENDED
                          SEPTEMBER 30,
                   ---------------------------
                      2001            2000
                   ---------        --------
UNITED STATES       $119,003        $119,942
FOREIGN              296,302         310,455
ELIMINATIONS             (23)            --
                    --------        --------

      TOTAL          415,282         430,397
                    ========        ========

     The following table presents net sales and long-lived assets by geographic area as of and for the nine months ended September 30 (in thousands):


                            NET SALES                 LONG-LIVED ASSETS
                    -------------------------     -------------------------
                       2001           2000           2001           2000
                    ----------     ----------     ----------     ----------
UNITED STATES       $  391,379     $  446,019      $353,973       $312,077
FOREIGN                992,673        951,548       443,992        439,087
ELIMINATIONS            (1,832)        (3,464)           --             --
                    ----------     ----------      --------       --------
      TOTAL          1,382,220      1,394,103       797,965        751,164
                    ==========     ==========      ========       ========

7. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

    Venture, as the successor to Venture Holdings Trust, and certain of its 100%-owned, domestic subsidiaries are jointly and severally liable for the 1997 Senior Notes issued on July 9, 1997. On May 27, 1999, certain 100%-owned, domestic subsidiaries of Venture became guarantors of the 1997 Senior Notes. These guarantees are full and unconditional, joint and several. Venture issued the 1999 Notes on May 27, 1999 in connection with the acquisition of Peguform GmbH, as a result of which Venture acquired certain additional foreign subsidiaries. The 1999 Notes are guaranteed by each of Venture's 100%-owned, domestic subsidiaries. The guarantees of these 100%-owned, domestic subsidiaries are full and unconditional, joint and several.

    The principal elimination entries in the condensed consolidating financial information set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

    1997 SENIOR NOTES:

    The following condensed consolidating financial information presents:

    (1) Condensed consolidating financial statements as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and September 30, 2000, of (a) Venture, as a co-issuer of the 1997 Senior Notes (b) the subsidiaries that are co-issuers of the 1997 Senior Notes, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis, and

    (2) Elimination entries necessary to consolidate Venture, the other issuers and the guarantor subsidiaries with the nonguarantor subsidiaries.



CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2001
(DOLLARS IN THOUSANDS)

                                                      OTHER        GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                         VENTURE     ISSUERS     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS        TOTAL
                                         -------     -------     ------------   ------------  ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents             $     --    $    (677)    $    (630)    $   1,307     $      --     $        --
   Accounts receivable, net                    --      132,931            64       150,709            --         283,704
   Inventories                                 --       74,924            --       119,902            --         194,826
   Investments                                 --           --            --         5,731            --           5,731
   Prepaid and other current assets            --        4,558           586        40,912            --          46,056
                                         --------    ---------     ---------     ---------     ---------     -----------

        Total current assets                   --      211,736            20       318,561            --         530,317


Property, Plant and Equipment, Net             --      186,964             7       351,781            --         538,752
Intangible Assets, Net                         --       51,383            --        73,064            --         124,447
Other Assets                                8,550      106,491            --        19,725            --         134,766
Deferred Tax Assets                            --       12,332            --        61,740            --          74,072
Net Investment in and advances to
 (from) subsidiaries & affiliates         943,278     (514,860)      106,223      (294,338)     (240,303)             --
                                         --------    ---------     ---------     ---------     ---------     -----------

Total Assets                             $951,828    $  54,046     $ 106,250     $ 530,533     $(240,303)    $ 1,402,354
                                         ========    =========     =========     =========     =========     ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                      $     --    $  52,568     $      --     $ 196,371     $      --     $   248,939
   Accrued interest                        15,377           --            --           221            --          15,598
   Accrued expenses                            --        8,532         2,236        86,565            --          97,333
   Current portion of long term debt       20,021           --            --         9,185            --          29,206
                                         --------    ---------     ---------     ---------     ---------     -----------
        Total current liabilities          35,398       61,100         2,236       292,342            --         391,076

Pension Liabilities & Other                    --        4,071            --        33,953            --          38,024
Deferred Tax Liabilities                       --       11,326            --        25,336            --          36,662
Long Term Debt                            820,310          850            --        38,316            --         859,476
                                         --------    ---------     ---------     ---------     ---------     -----------
     Total liabilities                    855,708       77,347         2,236       389,947            --       1,325,238

Commitments and Contingencies                  --           --            --            --            --              --

Member's Equity:
   Member's equity                         96,120      (23,301)      104,014       143,704      (240,303)         80,234
   Accumulated other comprehensive
     loss-cumulative translation
     adjustments                               --           --            --        (3,118)           --          (3,118)
                                         --------    ---------     ---------     ---------     ---------     -----------

Member's Equity                            96,120      (23,301)      104,014       140,586      (240,303)         77,116
                                         --------    ---------     ---------     ---------     ---------     -----------

Total Liabilities and Member's Equity    $951,828    $  54,046     $ 106,250     $ 530,533     $(240,303)    $ 1,402,354
                                         ========    =========     =========     =========     =========     ===========

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)

                                                      OTHER        GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                         VENTURE     ISSUERS     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS        TOTAL
                                         -------     -------     ------------   ------------  ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents             $      --     $      --     $    --    $     941     $      --     $       941
   Accounts receivable, net                     --       146,309         117      146,646            --         293,072
   Inventories                                  --        68,466          --      138,156            --         206,622
   Investments                                (609)           --          --        1,098            --             489
   Prepaid and other current assets             --         5,661         319       40,319            --          46,299
                                         ---------     ---------     -------    ---------     ---------     -----------
       Total current assets                   (609)      220,436         436      327,160            --         547,423
Property, Plant and Equipment, Net              --       190,545          10      362,483            --         553,038
Intangible Assets, Net                          --        52,566          --       74,879            --         127,445
Other Assets                                12,392       113,284          --       21,581            --         147,257
Deferred Tax Assets                             --        11,864          --       39,276            --          51,140
Net Investment in and advances to
 (from) subsidiaries & affiliates          936,207      (506,152)     43,849     (233,601)     (240,303)             --
                                         ---------     ---------     -------    ---------     ---------     -----------

Total Assets                             $ 947,990     $  82,543     $44,295    $ 591,778     $(240,303)    $ 1,426,303
                                         =========     =========     =======    =========     =========     ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                      $      --     $  67,860     $ 1,209    $ 188,878     $      --     $   257,947
   Accrued interest                         15,294            --          --          188            --          15,482
   Accrued expenses                             --         8,508       1,949      109,671            --         120,128
   Current portion of long term debt        17,908            --          --        6,497            --          24,405
                                         ---------     ---------     -------    ---------     ---------     -----------
       Total current liabilities            33,202        76,368       3,158      305,234            --         417,962


Pension Liabilities & Other                     --         5,172          --       45,587            --          50,759
Deferred Tax Liabilities                        --        12,191          --       25,776            --          37,967
Long Term Debt                             818,189         1,500          --       32,889            --         852,578
                                         ---------     ---------     -------    ---------     ---------     -----------
     Total liabilities                     851,391        95,231       3,158      409,486            --       1,359,266

Commitments and Contingencies                   --            --          --           --            --              --

Member's Equity:
   Member's equity                          96,599       (12,688)     41,137      187,677      (240,303)         72,422
   Accumulated other comprehensive
     loss-Cumulative translation
     adjustments                                --            --          --       (5,385)           --          (5,385)
                                         ---------     ---------     -------    ---------     ---------     -----------


Member's Equity                             96,599       (12,688)     41,137      182,292      (240,303)         67,037
                                         ---------     ---------     -------    ---------     ---------     -----------

Total Liabilities and Member's Equity    $ 947,990     $  82,543     $44,295    $ 591,778     $(240,303)    $ 1,426,303
                                         =========     =========     =======    =========     =========     ===========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(DOLLARS IN THOUSANDS)

                                                              OTHER       GUARANTOR  NONGUARANTOR                CONSOLIDATED
                                                 VENTURE     ISSUERS    SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                 -------     -------    ------------ ------------  ------------  ------------
NET SALES                                      $     --     $ 291,511     $ 97,265     $ 995,276     $(1,832)    $ 1,382,220
COST OF PRODUCT SOLD                                 --       239,039       95,133       883,171      (1,832)      1,215,511
                                               --------     ---------     --------     ---------     -------     -----------
     GROSS PROFIT                                    --        52,472        2,132       112,105          --         166,709

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                            --        20,494        1,007        66,139          --          87,640
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                             --         1,400           --            --          --           1,400
                                               --------     ---------     --------     ---------     -------     -----------
     INCOME FROM OPERATIONS                          --        30,578        1,125        45,966          --          77,669

INTEREST EXPENSE                                 67,386            61           --         6,402          --          73,849
INTERCOMPANY INTEREST ALLOCATION                (63,535)       37,817      (20,366)       46,084          --              --
OTHER (INCOME) EXPENSE                           (3,555)        3,965      (41,386)       53,795          --          12,819
                                               --------     ---------     --------     ---------     -------     -----------
     (LOSS) INCOME BEFORE TAXES                    (296)      (11,265)      62,877       (60,315)         --          (8,999)

TAX  BENEFIT                                         --          (652)          --       (16,973)         --         (17,625)
MINORITY INTEREST                                    --            --           --           631          --             631
                                               --------     ---------     --------     ---------     -------     -----------

      NET (LOSS) INCOME BEFORE
             CUMULATIVE EFFECT OF CHANGE IN
             ACCOUNTING PRINCIPLE                  (296)      (10,613)      62,877       (43,973)         --           7,995

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                          (182)           --           --            --          --            (182)
                                               --------     ---------     --------     ---------     -------     -----------

      NET (LOSS) INCOME                        $   (478)    $ (10,613)    $ 62,877     $ (43,973)    $    --     $     7,813
                                               ========     =========     ========     =========     =======     ===========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(DOLLARS IN THOUSANDS)

                                                              OTHER       GUARANTOR  NONGUARANTOR                CONSOLIDATED
                                                 VENTURE     ISSUERS    SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                 -------     -------    ------------ ------------  ------------  ------------
NET SALES                                     $     --      $ 78,427      $ 31,597      $ 305,281      $(23)     $ 415,282
COST OF PRODUCT SOLD                                --        69,263        30,299        277,273       (23)       376,812
                                              --------      --------      --------      ---------      ----      ---------
      GROSS PROFIT                                  --         9,164         1,298         28,008        --         38,470

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                           --        (3,625)          327         30,120        --         26,822
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                            --            --            --             --        --             --
                                              --------      --------      --------      ---------      ----      ---------
      INCOME (LOSS) FROM OPERATIONS                 --        12,789           971         (2,112)       --         11,648

INTEREST EXPENSE                                20,683            40            --          2,302        --         23,025
INTERCOMPANY INTEREST ALLOCATION               (19,388)       10,674        (6,833)        15,547        --             --
OTHER EXPENSE (INCOME)                           2,792        (1,673)      (27,244)         6,063        --        (20,062)
                                              --------      --------      --------      ---------      ----      ---------
      (LOSS) BEFORE INCOME TAXES                (4,087)        3,748        35,048        (26,024)       --          8,685

TAX  BENEFIT                                        --        (1,064)           --        (12,333)       --        (13,397)
MINORITY INTEREST                                   --            --            --             63        --             63
                                              --------      --------      --------      ---------      ----      ---------

      NET (LOSS) INCOME BEFORE
              CUMULATIVE EFFECT OF CHANGE
              IN ACCOUNTING PRINCIPLE           (4,087)        4,812        35,048        (13,754)       --         22,019

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                          --            --            --             --        --             --
                                              --------      --------      --------      ---------      ----      ---------

      NET (LOSS) INCOME                       $ (4,087)     $  4,812      $ 35,048      $ (13,754)     $ --      $  22,019
                                              ========      ========      ========      =========      ====      =========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)


                                                     OTHER       GUARANTOR   NONGUARANTOR                 CONSOLIDATED
                                      VENTURE       ISSUERS    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS       TOTAL
                                      -------       -------    ------------  ------------  ------------   ------------
NET SALES                             $     --     $ 495,493     $ 123,157     $ 955,501     $(180,048)    $ 1,394,103
COST OF PRODUCT SOLD                        --       440,327       122,896       840,075      (180,048)      1,223,250
                                      --------     ---------     ---------     ---------     ---------     -----------
     GROSS PROFIT                           --        55,166           261       115,426            --         170,853

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                   --        43,922            --        61,866            --         105,788
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                 1,165            --            --            --            --           1,165
                                      --------     ---------     ---------     ---------     ---------     -----------
     (LOSS) INCOME FROM OPERATIONS      (1,165)       11,244           261        53,560            --          63,900

INTEREST EXPENSE                        69,462           (49)           --         6,428            --          75,841
INTERCOMPANY INTEREST ALLOCATION       (69,462)       69,338       (24,127)       24,251            --              --
OTHER (INCOME) EXPENSE                 (36,352)        5,614        (5,868)       53,554            --          16,948
                                      --------     ---------     ---------     ---------     ---------     -----------
     INCOME (LOSS) BEFORE TAXES         35,187       (63,659)       30,256       (30,673)           --         (28,889)

TAX BENEFIT                                 --           (59)           --       (31,421)           --         (31,480)
MINORITY INTEREST                           --            --            --           736            --             736
                                      --------     ---------     ---------     ---------     ---------     -----------
     NET INCOME (LOSS)                $ 35,187     $ (63,600)    $  30,256     $      12     $      --     $     1,855
                                      ========     =========     =========     =========     =========     ===========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)


                                                     OTHER       GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                      VENTURE       ISSUERS    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                      -------       -------    ------------  ------------  ------------  ------------
NET SALES                             $     --     $ 142,101     $ 40,179     $ 311,489     $(63,372)    $ 430,397
COST OF PRODUCT SOLD                        --       132,097       41,166       281,362      (63,372)      391,253
                                      --------     ---------     --------     ---------     --------     ---------
     GROSS PROFIT                           --        10,004         (987)       30,127           --        39,144

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                   --        16,506           --        15,618           --        32,124
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                    --            --           --            --           --            --
                                      --------     ---------     --------     ---------     --------     ---------
     (LOSS) INCOME FROM OPERATIONS          --        (6,502)        (987)       14,509           --         7,020

INTEREST EXPENSE                        23,630           (49)          --         1,845           --        25,426
INTERCOMPANY INTEREST ALLOCATION       (23,630)       23,506      (11,114)       11,238           --            --
OTHER (INCOME) EXPENSE                 (14,237)        5,031       (7,411)       35,529           --        18,912
                                      --------     ---------     --------     ---------     --------     ---------
     INCOME (LOSS) BEFORE TAXES         14,237       (34,990)      17,538       (34,103)          --       (37,318)

TAX  BENEFIT                                --           (28)          --       (29,637)          --       (29,665)
MINORITY INTEREST                           --            --           --           256           --           256
                                      --------     ---------     --------     ---------     --------     ---------
     NET INCOME (LOSS)                $ 14,237     $ (34,962)    $ 17,538     $  (4,722)    $     --     $  (7,909)
                                      ========     =========     ========     =========     ========     =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(DOLLARS IN THOUSANDS)

                                                                  OTHER       GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                                      VENTURE    ISSUERS    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                      -------    -------    ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                              $   (478)    $(10,613)    $ 62,877     $(43,973)      $   --      $  7,813
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                 3,841       30,974            3       33,243           --        68,061
         Unrealized (gain) loss on currency
           exchange                                   (1,606)       3,311      (38,281)      50,159           --        13,583
         Unrealized gain on investments                 (609)          --           --           --           --          (609)
         Loss from the disposal of fixed assets           --           25           --          584           --           609
         Change in accounts receivable                    --       13,378           53       (4,062)          --         9,369
         Change in inventories                            --       (6,460)          --       18,254           --        11,794
         Change in prepaid and other current
           assets                                         --        1,103         (266)        (594)          --           243
         Change in other assets                           --       (1,161)          --          521           --          (640)
         Change in accounts payable                       --      (15,541)      (1,209)       7,743           --        (9,007)
         Change in accrued expenses                       83           26          286      (23,073)          --       (22,678)
         Change in pension liabilities and other          --       (1,101)          --      (11,634)          --       (12,735)
         Change in deferred taxes                         --       (1,333)          --      (22,903)          --       (24,236)
                                                    --------     --------     --------     --------       ------      --------
         Net cash provided by operating
           activities                                  1,231       12,608       23,463        4,265           --        41,567


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                 --      (18,255)          --      (33,711)          --       (51,966)
     Net activity in investments in
         and advances (from) to
         subsidiaries and affiliates                  (7,070)       8,709      (62,375)      60,736           --            --
     Proceeds from sale of fixed assets                   --           --           --          251           --           251
                                                    --------     --------     --------     --------       ------      --------
     Net cash (used in) provided by
         investing activities                         (7,070)      (9,546)     (62,375)      27,276           --       (51,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit
        facility                                      16,608           57           --        8,115           --        24,780
     Principal payments on debt                      (12,375)        (707)          --           --           --       (13,082)
                                                    --------     --------     --------     --------       ------      --------
     Net cash provided by (used in) financing
        activities                                     4,233         (650)          --        8,115           --        11,698

Effect of exchange rate changes on cash and cash
    Equivalents                                        1,606       (3,089)      38,282      (39,290)          --        (2,491)

         NET (DECREASE) INCREASE IN CASH                  --         (677)        (630)         366           --          (941)

CASH AT BEGINNING OF PERIOD                         $     --     $     --     $     --     $    941       $   --      $    941
                                                    --------     --------     --------     --------       ------      --------
CASH AT END OF PERIOD                               $     --     $   (677)    $   (630)    $  1,307       $   --      $     --
                                                    ========     ========     ========     ========       ======      ========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)

                                                        OTHER          GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                         VENTURE       ISSUERS       SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                         -------       -------       ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net income (loss)                  $ 35,187       $(63,600)      $ 30,256       $     12         $--        $  1,855
     Adjustments to reconcile net
       income to net cash
       provided by (used in)
       operating activities:
         Depreciation and
           amortization                    1,158         34,911              3         36,170          --          72,242
         Unrealized loss (gain) on
           currency exchange                  --          5,779         (2,436)        56,391          --          59,734
         Unrealized loss on
           investments                    37,174             --             --             --          --          37,174
         Loss from the disposal of
           fixed assets                       --             --             --             --          --              --
         Change in accounts
           receivable                         --          3,079             19        (20,600)         --         (17,502)
         Change in inventories                --        (11,069)            --         10,660          --            (409)
         Change in prepaid and
           other current assets               --        (12,312)            57          1,198          --         (11,057)
         Change in other assets          (14,849)        (7,691)            --         34,354          --          11,814
         Change in accounts
           payable                            --         (9,413)           394            336          --          (8,683)
         Change in accrued
           expenses                        2,111        (15,866)           615         10,507          --          (2,633)
         Change in pension
           liabilities
           and other                          --            470             --         (5,906)         --          (5,436)
         Change in deferred taxes             --          8,208             --        (45,477)         --         (37,269)
                                        --------       --------       --------       --------         ---        --------
         Net cash provided by
           (used in) operating
           activities                     60,781        (67,504)        28,908         77,645          --          99,830


CASH FLOWS FROM INVESTING
  ACTIVITIES:
     Capital expenditures                     --        (20,980)            --        (45,436)         --         (66,416)
     Net activity in investments
       in and advances (from) to
       subsidiaries and affiliates       (69,356)        89,046        (28,908)         9,218          --              --
     Proceeds from sale of fixed
       assets                                 --             --             --            206          --             206
                                        --------       --------       --------       --------         ---        --------
     Net cash (used in) provided
       by investing activities           (69,356)        68,066        (28,908)       (36,012)         --         (66,210)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Net borrowings under
       revolving
       credit facility                    66,500             --             --             --          --          66,500
     Principal payments on debt          (57,925)          (588)            --        (18,869)         --         (77,382)
                                        --------       --------       --------       --------         ---        --------
     Net cash provided by (used
       in) financing activities            8,575           (588)            --        (18,869)         --         (10,882)

Effect of exchange rate changes on
     cash and cash equivalents                --             --             --        (22,365)         --         (22,365)

NET (DECREASE) INCREASE IN CASH               --            (26)            --            399          --             373

CASH AT BEGINNING OF PERIOD             $     --       $     26       $     --       $  7,366         $--        $  7,392
                                        ========       ========       ========       ========         ===        ========
CASH AT END OF PERIOD                   $     --       $     --       $     --       $  7,765         $--        $  7,765
                                        ========       ========       ========       ========         ===        ========

    1999 NOTES:

    The following condensed consolidating financial information presents:

    (1) Condensed consolidating financial statements as of September 30, 2001, December 31, 2000 and for the three and nine month periods ended September 30, 2001 and September 30, 2000, of (a) Venture, the sole issuer of the 1999 Notes, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

    (2) Elimination entries necessary to consolidate Venture and the guarantor subsidiaries with the nonguarantor subsidiaries.


CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2001
(DOLLARS IN THOUSANDS)

                                                             GUARANTOR    NONGUARANTOR                       CONSOLIDATED
                                              VENTURE      SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS          TOTAL
                                              -------      ------------   ------------     ------------      ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                 $     --      $  (1,307)      $   1,307       $      --       $        --
    Accounts receivable, net                        --        132,995         150,709              --           283,704
    Inventories                                     --         74,924         119,902              --           194,826
    Investments                                     --             --           5,731              --             5,731
    Prepaid and other current assets                --          5,144          40,912              --            46,056
                                              --------      ---------       ---------       ---------       -----------
             Total current assets                   --        211,756         318,561              --           530,317

Property, Plant and Equipment, Net                  --        186,971         351,781              --           538,752
Intangible Assets, Net                              --         51,383          73,064              --           124,447
Other Assets                                     8,550        106,491          19,725              --           134,766
Deferred Tax Assets                                 --         12,332          61,740              --            74,072
Net Investment in and advances to (from)
  subsidiaries & affiliates                    943,278       (408,637)       (294,338)       (240,303)               --
                                              --------      ---------       ---------       ---------       -----------

Total Assets                                  $951,828      $ 160,296       $ 530,533       $(240,303)      $ 1,402,354
                                              ========      =========       =========       =========       ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                          $     --      $  52,568       $ 196,371       $      --       $   248,939
    Accrued interest                            15,377             --             221              --            15,598
    Accrued expenses                                --         10,768          86,565              --            97,333
    Current portion of long term debt           20,021             --           9,185              --            29,206
                                              --------      ---------       ---------       ---------       -----------
             Total current liabilities          35,398         63,336         292,342              --           391,076


Pension Liabilities & Other                         --          4,071          33,953              --            38,024
Deferred Tax Liabilities                            --         11,326          25,336              --            36,662
Long Term Debt                                 820,310            850          38,316              --           859,476
                                              --------      ---------       ---------       ---------       -----------
    Total liabilities                          855,708         79,583         389,947              --         1,325,238

Commitments and Contingencies                       --             --              --              --                --

Member's Equity:
    Member's equity                             96,120         80,713         143,704        (240,303)           80,234
    Accumulated other comprehensive loss
      cumulative translation                        --             --          (3,118)             --            (3,118)
      adjustments                                   --             --              --              --                --
                                              --------      ---------       ---------       ---------       -----------

Member's Equity                                 96,120         80,713         140,586        (240,303)           77,116
                                              --------      ---------       ---------       ---------       -----------

Total Liabilities and  Member's Equity        $951,828      $ 160,296       $ 530,533       $(240,303)      $ 1,402,354
                                              ========      =========       =========       =========       ===========

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)

                                                             GUARANTOR     NONGUARANTOR                       CONSOLIDATED
                                              VENTURE      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS          TOTAL
                                              -------      ------------    ------------     ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $      --       $      --       $     941       $      --       $       941
  Accounts receivable, net                          --         146,426         146,646              --           293,072
  Inventories                                       --          68,466         138,156              --           206,622
  Investments                                     (609)             --           1,098              --               489
  Prepaid and other current assets                  --           5,980          40,319              --            46,299
                                             ---------       ---------       ---------       ---------       -----------
           Total current assets                   (609)        220,872         327,160              --           547,423

Property, Plant and Equipment, Net                  --         190,555         362,483              --           553,038
Intangible Assets, Net                              --          52,566          74,879              --           127,445
Other Assets                                    12,392         113,284          21,581              --           147,257
Deferred Tax Assets                                 --          11,864          39,276              --            51,140
Net Investment in and advances to
  (from) subsidiaries & affiliates             936,207        (462,303)       (233,601)       (240,303)               --
                                             ---------       ---------       ---------       ---------       -----------

Total Assets                                 $ 947,990       $ 126,838       $ 591,778       $(240,303)      $ 1,426,303
                                             =========       =========       =========       =========       ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $      --       $  69,069       $ 188,878       $      --       $   257,947
  Accrued interest                              15,294              --             188              --            15,482
  Accrued expenses                                  --          10,457         109,671              --           120,128
  Current portion of long term debt             17,908              --           6,497              --            24,405
                                             ---------       ---------       ---------       ---------       -----------
           Total current liabilities            33,202          79,526         305,234              --           417,962


Pension Liabilities & Other                         --           5,172          45,587              --            50,759
Deferred Tax Liabilities                            --          12,191          25,776              --            37,967
Long Term Debt                                 818,189           1,500          32,889              --           852,578
                                             ---------       ---------       ---------       ---------       -----------
  Total liabilities                            851,391          98,389         409,486              --         1,359,266

Commitments and Contingencies                       --              --              --              --                --

Member's Equity:
  Member's equity                               96,599          28,449         187,677        (240,303)           72,422
  Accumulated other comprehensive loss-
    cumulative translation adjustments              --              --          (5,385)             --            (5,385)
                                             ---------       ---------       ---------       ---------       -----------


Member's Equity                                 96,599          28,449         182,292        (240,303)           67,037
                                             ---------       ---------       ---------       ---------       -----------

Total Liabilities and Member's Equity        $ 947,990       $ 126,838       $ 591,778       $(240,303)      $ 1,426,303
                                             =========       =========       =========       =========       ===========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(DOLLARS IN THOUSANDS)



                                                             GUARANTOR     NONGUARANTOR                      CONSOLIDATED
                                              VENTURE      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS         TOTAL
                                              -------      ------------    ------------     ------------     ------------
NET SALES                                   $     --        $ 388,776        $ 995,276        $(1,832)       $ 1,382,220
COST OF PRODUCT SOLD                              --          334,172          883,171         (1,832)         1,215,511
                                            --------        ---------        ---------        -------        -----------
     GROSS PROFIT                                 --           54,604          112,105             --            166,709

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                         --           21,501           66,139             --             87,640
PAYMENTS TO BENEFICIARY IN  LIEU OF
  TAXES                                           --            1,400               --             --              1,400
                                            --------        ---------        ---------        -------        -----------
      INCOME FROM OPERATIONS                      --           31,703           45,966             --             77,669

INTEREST EXPENSE                              67,386               61            6,402             --             73,849
INTERCOMPANY INTEREST ALLOCATION             (63,535)          17,451           46,084             --                 --
OTHER (INCOME) EXPENSE                        (3,555)         (37,421)          53,795             --             12,819
                                            --------        ---------        ---------        -------        -----------
       (LOSS) INCOME BEFORE TAXES               (296)          51,612          (60,315)            --             (8,999)

TAX BENEFIT                                       --             (652)         (16,973)            --            (17,625)
MINORITY INTEREST                                 --               --              631             --                631
                                            --------        ---------        ---------        -------        -----------
        NET (LOSS) INCOME BEFORE
          CUMULATIVE EFFECT OF CHANGE
          IN ACCOUNTING PRINCIPLE               (296)          52,264          (43,973)            --              7,995


CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                      (182)              --               --             --               (182)
                                            --------        ---------        ---------        -------        -----------

        NET (LOSS) INCOME                   $   (478)       $  52,264        $ (43,973)       $    --        $     7,813
                                            ========        =========        =========        =======        ===========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(DOLLARS IN THOUSANDS)

                                                               GUARANTOR     NONGUARANTOR                     CONSOLIDATED
                                                VENTURE      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                -------      ------------    ------------     ------------    ------------
NET SALES                                     $     --         $ 110,024         $ 305,281         $(23)        $ 415,282
COST OF PRODUCT SOLD                                --            99,562           277,273          (23)          376,812
                                              --------         ---------         ---------         ----         ---------
     GROSS PROFIT                                   --            10,462            28,008           --            38,470

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                           --            (3,298)           30,120           --            26,822
PAYMENTS TO BENEFICIARY IN LIEU OF
  TAXES                                             --                --                --           --                --
                                              --------         ---------         ---------         ----         ---------
      INCOME (LOSS) FROM OPERATIONS                 --            13,760            (2,112)          --            11,648

INTEREST EXPENSE                                20,683                40             2,302           --            23,025
INTERCOMPANY INTEREST ALLOCATION               (19,388)            3,841            15,547           --                --
OTHER EXPENSE (INCOME)                           2,792           (28,917)            6,063           --           (20,062)
                                              --------         ---------         ---------         ----         ---------
       (LOSS) INCOME BEFORE TAXES               (4,087)           38,796           (26,024)          --             8,685

TAX BENEFIT                                         --            (1,064)          (12,333)          --           (13,397)
MINORITY INTEREST                                   --                --                63           --                63
                                              --------         ---------         ---------         ----         ---------

        NET (LOSS) INCOME BEFORE
          CUMULATIVE  EFFECT OF CHANGE
          IN ACCOUNTING PRINCIPLE               (4,087)           39,860           (13,754)          --            22,019


CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                          --                --                --           --                --
                                              --------         ---------         ---------         ----         ---------

        NET (LOSS) INCOME                     $ (4,087)        $  39,860         $ (13,754)        $ --         $  22,019
                                              ========         =========         =========         ====         =========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)

                                                         GUARANTOR       NONGUARANTOR                       CONSOLIDATED
                                          VENTURE      SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS          TOTAL
                                          -------      ------------      ------------     ------------      ------------
NET SALES                                 $     --        $ 618,650        $ 955,501        $(180,048)       $ 1,394,103
COST OF PRODUCT SOLD                            --          563,223          840,075         (180,048)         1,223,250
                                          --------        ---------        ---------        ---------        -----------
     GROSS PROFIT                               --           55,427          115,426               --            170,853

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                       --           43,922           61,866               --            105,788
PAYMENTS TO BENEFICIARY IN LIEU OF
  TAXES                                      1,165               --               --               --              1,165
                                          --------        ---------        ---------        ---------        -----------
      (LOSS) INCOME FROM OPERATIONS         (1,165)          11,505           53,560               --             63,900

INTEREST EXPENSE                            69,462              (49)           6,428               --             75,841
INTERCOMPANY INTEREST ALLOCATION           (69,462)          45,211           24,251               --                 --
OTHER (INCOME) EXPENSE                     (36,352)            (254)          53,554               --             16,948
                                          --------        ---------        ---------        ---------        -----------
       INCOME (LOSS) BEFORE TAXES           35,187          (33,403)         (30,673)              --            (28,889)

TAX BENEFIT                                     --              (59)         (31,421)              --            (31,480)
MINORITY INTEREST                               --               --              736               --                736
                                          --------        ---------        ---------        ---------        -----------
        NET INCOME (LOSS)                 $ 35,187        $ (33,344)       $      12        $      --        $     1,855
                                          ========        =========        =========        =========        ===========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)

                                                         GUARANTOR       NONGUARANTOR                       CONSOLIDATED
                                          VENTURE      SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS          TOTAL
                                          -------      ------------      ------------     ------------      ------------
NET SALES                                 $     --        $ 182,280        $ 311,489        $(63,372)       $ 430,397
COST OF PRODUCT SOLD                            --          173,263          281,362         (63,372)         391,253
                                          --------        ---------        ---------        --------        ---------
     GROSS PROFIT                               --            9,017           30,127              --           39,144

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                       --           16,506           15,618              --           32,124
PAYMENTS TO BENEFICIARY IN LIEU OF
     TAXES                                      --               --               --              --               --
                                          --------        ---------        ---------        --------        ---------
      (LOSS) INCOME FROM OPERATIONS             --           (7,489)          14,509              --            7,020

INTEREST EXPENSE                            23,630              (49)           1,845              --           25,426
INTERCOMPANY INTEREST ALLOCATION           (23,630)          12,392           11,238              --               --
OTHER (INCOME) EXPENSE                     (14,237)          (2,380)          35,529              --           18,912
                                          --------        ---------        ---------        --------        ---------
       INCOME (LOSS) BEFORE TAXES           14,237          (17,452)         (34,103)             --          (37,318)

TAX BENEFIT                                     --              (28)         (29,637)             --          (29,665)
MINORITY INTEREST                               --               --              256              --              256
                                          --------        ---------        ---------        --------        ---------
        NET INCOME (LOSS)                 $ 14,237        $ (17,424)       $  (4,722)       $     --        $  (7,909)
                                          ========        =========        =========        ========        =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(DOLLARS IN THOUSANDS)


                                                                    GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                                      VENTURE     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                      -------     ------------    ------------     ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                             $   (478)       $ 52,264        $(43,973)       $     --        $  7,813
     Adjustments to reconcile net
      income to net cash provided by
      operating activities:
         Depreciation and amortization                3,841          30,977          33,243              --          68,061
         Unrealized (gain) loss on currency
           exchange                                  (1,606)        (34,970)         50,159              --          13,583
         Unrealized gain on investments                (609)             --              --              --            (609)
         Loss from the disposal of fixed
           assets                                        --              25             584              --             609
         Change in accounts receivable                   --          13,431          (4,062)             --           9,369
         Change in inventories                           --          (6,460)         18,254              --          11,794
         Change in prepaid and other current
           assets                                        --             837            (594)             --             243
         Change in other assets                          --          (1,161)            521              --            (640)
         Change in accounts payable                      --         (16,750)          7,743              --          (9,007)
         Change in accrued expenses                      83             312         (23,073)             --         (22,678)
         Change in pension liabilities and
           other                                         --          (1,101)        (11,634)             --         (12,735)
         Change in deferred taxes                        --          (1,333)        (22,903)             --         (24,236)
                                                   --------        --------        --------        --------        --------
         Net cash provided by operating
           activities                                 1,231          36,071           4,265              --          41,567

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                --         (18,255)        (33,711)             --         (51,966)
     Net activity in investments in and
       advances (from) to subsidiaries
       and affiliates                                (7,070)        (53,666)         60,736              --              --
     Proceeds from sale of fixed assets                  --              --             251              --             251
                                                   --------        --------        --------        --------        --------
     Net cash (used in) provided by
       investing activities                          (7,070)        (71,921)         27,276              --         (51,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under
      Revolving credit facility                      16,608              57           8,115              --          24,780
     Principal payments on debt                     (12,375)           (707)             --              --         (13,082)
                                                   --------        --------        --------        --------        --------
     Net cash provided by (used in)
       financing activities                           4,233            (650)          8,115              --          11,698

Effect of exchange rate changes on cash
   and cash equivalents                               1,606          35,193         (39,290)             --          (2,491)

         NET (DECREASE) INCREASE IN CASH                 --          (1,307)            366              --            (941)

CASH AT BEGINNING OF PERIOD                        $     --        $     --        $    941        $     --        $    941
                                                   --------        --------        --------        --------        --------
CASH AT END OF PERIOD                              $     --        $ (1,307)       $  1,307        $     --        $     --
                                                   ========        ========        ========        ========        ========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (DOLLARS IN THOUSANDS)

                                                                      GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                                        VENTURE     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                        -------     ------------    ------------     ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                 $ 35,187       $(33,344)      $     12       $        --      $  1,855
     Adjustments to reconcile net
      income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                    1,158         34,914         36,170                --        72,242
         Unrealized loss on currency exchange                --          3,343         56,391                --        59,734
         Unrealized loss on investments                  37,174             --             --                --        37,174
         Loss from the disposal of fixed assets              --             --             --                --            --
         Change in accounts receivable                       --          3,098        (20,600)               --       (17,502)
         Change in inventories                               --        (11,069)        10,660                --          (409)
         Change in prepaid and other current
           assets                                            --        (12,255)         1,198                --       (11,057)
         Change in other assets                         (14,849)        (7,691)        34,354                --        11,814
         Change in accounts payable                          --         (9,019)           336                --        (8,683)
         Change in accrued expenses                       2,111        (15,251)        10,507                --        (2,633)
         Change in pension liabilities and other             --            470         (5,906)               --        (5,436)
         Change in deferred taxes                            --          8,208        (45,477)               --       (37,269)
                                                       --------       --------       --------       -----------      --------
         Net cash provided by (used in) operating
             activities                                  60,781        (38,596)        77,645                --        99,830

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      --        (20,980)       (45,436)               --       (66,416)
   Net activity in investments in and advances
     (from) to subsidiaries and affiliates              (69,356)        60,138          9,218                --            --
   Proceeds from sale of fixed assets                        --             --            206                --           206
                                                       --------       --------       --------       -----------      --------
   Net cash (used in) provided by investing
     activities                                         (69,356)        39,158        (36,012)               --       (66,210)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit
       facility                                          66,500             --             --                --        66,500
     Principal payments on debt                         (57,925)          (588)       (18,869)               --       (77,382)
                                                       --------       --------       --------       -----------      --------
    Net cash provided by (used in) financing
      activities                                          8,575           (588)       (18,869)               --       (10,882)

Effect of exchange rate changes on cash and cash
  equivalents                                                --             --        (22,365)               --       (22,365)

         NET (DECREASE) INCREASE IN CASH                     --            (26)           399                --           373

CASH AT BEGINNING OF PERIOD                            $     --       $     26       $  7,366       $        --      $  7,392
                                                       --------       --------       --------       -----------      --------
CASH AT END OF PERIOD                                  $     --       $     --       $  7,765       $        --      $  7,765
                                                       ========       ========       ========       ===========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth, for the periods indicated, the Company's consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes.

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                               2001         2000         2001         2000
                                              ------       ------       ------       ------
Net sales                                     100.0%       100.0%       100.0%       100.0%
Cost of products sold                          90.7         90.9         87.9         87.7
                                              -----        -----        -----        -----
Gross profit                                    9.3          9.1         12.1         12.3
Selling, general and administrative
  expense                                       6.5          7.5          6.3          7.6
Payments to beneficiary in lieu of taxes        0.0          0.0          0.1          0.1
                                              -----        -----        -----        -----
Income from operations                          2.8          1.6          5.7          4.6
Interest expense                                5.5          5.9          5.4          5.5
Other (income) expense                         (4.8)         4.4          0.9          1.2
                                              -----        -----        -----        -----
Income (Loss) before taxes                      2.1         (8.7)        (0.6)        (2.1)
Tax benefit                                    (3.2)        (7.0)        (1.3)        (2.3)
Minority interest                               0.0          0.1          0.0          0.1
                                              -----        -----        -----        -----
Net income (loss) before cumulative
  effect of change in accounting
  principle                                     5.3         (1.8)         0.7          0.1
Cumulative effect of change in
  accounting principle                          0.0          0.0          0.0          0.0
                                              -----        -----        -----        -----
Net income (loss)                               5.3%        (1.8)%        0.7%         0.1%
                                              =====        =====        =====        =====


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES. Net sales for the third quarter of 2001 decreased $15.1 million, or 3.5%, from the third quarter of 2000. Net sales decreased due to lower sales volumes, and a labor strike at Volkswagen which effected the Company's Mexican operations.

GROSS PROFIT. Gross profit for the third quarter of 2001 decreased $0.7 million, or 1.8%, to $38.4 million compared to $39.1 million for the third quarter of 2000. As a percentage of net sales, gross profit was comparable with the third quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the third quarter of 2001 decreased $5.3 million, or 16.5%, to $26.8 million compared to $32.1 million for the third quarter of 2000. As a percentage of net sales, selling, general and administrative expense decreased to 6.5% for the third quarter of 2001 as compared to 7.5% for the third quarter of 2000. The decrease is primarily attributable to the Company's continued focus on reducing and controlling costs.

INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the third quarter of 2001 increased $4.6 million, or 65.7%, to $11.6 million, compared to income from operations of $7.0 million for the third quarter of 2000. As a percentage of net sales, income from operations increased to 2.8% for the third quarter of 2001 from 1.6% for the third quarter of 2000.

INTEREST EXPENSE. Third quarter interest expense decreased $2.4 million, or 9.4%, to $23.0 million in 2001 as compared to interest expense of $25.4 million in 2000. The decrease is the result of lower interest rates on variable rate debt. Of the total interest expense for the third quarter of 2001 and 2000, $1.2 million was a non-cash amortization expense due to the termination of interest rate swaps in 2000.

OTHER (INCOME) EXPENSE. Other income for the third quarter of 2001 is primarily composed of unrealized currency exchange gains of $19.6 million. Other income for the third quarter of 2000 is primarily composed of $35.0 million of realized gain from derivative activity, realized gain from currency exchange and interest income offset by $53.9 million of unrealized loss from derivative activity and unrealized currency exchange losses.

TAX BENEFIT. The tax benefit of $13.4 million for the third quarter of 2001 is primarily the result of the Company's European operations which generated a taxable loss due to intercompany allocations and general tax reduction plans. The tax benefit of $29.7 million for the third quarter of 2000 is primarily the result of the Company's European operations which generated a taxable loss due to currency losses.

NET INCOME (LOSS). Due to the foregoing, the Company experienced net income for the third quarter of 2001 of $22.0 million compared to net loss of $7.9 million for the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES. Net sales for the first nine months of 2001 decreased $11.9 million, or 0.8%, from the first nine months of 2000. Net sales decreased generally due to the slowdown of the retail automotive market creating sales volume losses.

GROSS PROFIT. Gross profit for the first nine months of 2001 decreased $4.2 million, or 2.4%, to $166.7 million compared to $170.9 million for the first nine months of 2000. As a percentage of net sales, gross profit was comparable with the prior year. The Company continues to evaluate loss reserves and in the first nine months of 2001 reduced the reserve for bad debt in the amount of $2.3 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the first nine months of 2001 decreased $18.2 million, or 17.2%, to $87.6 million compared to $105.8 million for the first nine months of 2000. As a percentage of net sales, selling, general and administrative expense decreased to 6.3% for the first nine months of 2001 as compared to 7.6% for the first nine months of 2000. The decrease is mainly attributable to the Company's continued focus on reducing and controlling costs.

INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the first nine months of 2001 increased $13.8 million, or 21.6%, to $77.7 million, compared to $63.9 million for the first nine months of 2000. As a percentage of net sales, income from operations increased to 5.7% for the first nine months of 2001 compared to 4.6% for the first nine months of 2000 mainly due to the reasons mentioned above.

INTEREST EXPENSE. Interest expense for the first nine months of 2001 decreased $2.0 million, or 2.6%, to $73.8 million in 2001 as compared to $75.8 million for the first nine months of 2000. Of the total interest expense for the first nine months of 2001 and 2000, $3.8 million and $1.2 million, respectively, was a non-cash amortization expense due to the termination of interest rate swaps in 2000.

OTHER EXPENSE. Other expense for the first nine months of 2001 is primarily composed of unrealized currency exchange losses of $13.6 million. Other income for the first nine months of 2000 is primarily composed of $80.0 million of realized gain from derivative activity and interest income offset by $96.9 million of unrealized currency exchange losses and derivative activity.

TAX BENEFIT. The tax benefit of $17.6 million for the first nine months of 2001 is primarily the result of the Company's European operations which generated a taxable loss due to currency losses, intercompany allocations and general tax reduction plans. The tax benefit of $31.5 million for the first nine months of 2000 is primarily the result of the Company's European operations which generated a taxable loss due to currency losses.

NET INCOME. Due to the foregoing, net income for the first nine months of 2001 was $7.8 million compared to net income of $1.9 million for the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

The Company's consolidated working capital was $139.2 million at September 30, 2001, compared to $129.5 million at December 31, 2000, an increase of $9.7 million. The Company's working capital ratio was 1.3x at September 30, 2001 and December 31, 2000. The increase in working capital is due to a decrease in current liabilities, primarily accounts payable and accrued expenses slightly offset by decreases in accounts receivable and inventory. Net cash provided by operating activities was $41.6 million for the nine months ended September 30, 2001 compared to $99.8 million for the nine months ended September 30, 2000. The decrease in cash provided by operations is largely due to the absence of realized gains on derivatives offset by decreases in accounts payable and accrued expenses.

Capital expenditures were $52.0 million for the nine months ended September 30, 2001 compared to $66.4 million for the same period in 2000. The decrease in capital expenditures is due to deferral and timing of program expenditures.

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

Net cash provided by financing activities was $11.7 million for the nine months ended September 30, 2001 compared to net cash used in financing activities of $10.9 million for the same period in 2000. The fluctuation primarily relates to additional payments made in 2000 that were not made in 2001 on the Company's interim term loan.

The Company's revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175.0 million less the amount of any letters of credit issued against the credit agreement. At September 30, 2001, the Company had $137.0 million outstanding with $38.0 million still available under the revolving credit facility. The credit agreement and documents governing the Company's 9 1/2% senior notes due 2005, 11% senior notes due 2007 and 12% senior subordinated notes due 2009 contain various covenants. As of September 30, 2001, the Company was in compliance with all such covenants.

The Company believes that its existing cash balances, operating cash flow, borrowings under its bank credit facility and other short term arrangements will be sufficient to fund working capital needs and normal capital expenditures required for the operation of its existing business through the end of 2001. The Company is obligated to issue $125 million of senior subordinated notes prior to March 31, 2002. The Company is exploring its options related to this new debt issuance and the existing bank credit facility due to this obligation. In addition, the Company is currently not hedged on any foreign currency fluctuations and is reviewing options to mitigate its exposure to currency movements.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard was effective in the first quarter of the Company's fiscal year beginning January 1, 2001. The effect to the Company on adopting this standard was to record a cumulative effect of change in accounting principle of $0.2 million and an additional $0.1 million of unrealized loss in the first quarter of 2001 offset by a $0.1 million unrealized gain in the second quarter of 2001.

In July 2001, the FASB issued Statement No. 141, "Business Combinations". This Statement replaces Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". Under this Statement, all business combinations initiated after June 30, 2001 are accounted for using only the purchase method.

In June 2001, the FASB Statement No. 142, "Goodwill and Other Intangible Assets," was approved for issuance. FASB Statement No. 142 establishes new standards for goodwill acquired in business combinations. Once we adopt FASB Statement No. 142 on January 1, 2002, we will no longer amortize goodwill. Instead, we will periodically evaluate goodwill for impairment. We expect to amortize approximately $6.0 million of goodwill in the year 2001.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations", which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of adopting this Statement.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces Statement No. 121 and provisions of APB Opinion No. 30 for the disposal of segments of a business. This Statement creates on accounting model, based on the framework established in Statement No. 121, to be applied to all long-lived assets including discontinued operations. Statement No. 144 is effective for fiscal years beginning December 15, 2001. The Company is currently assessing the impact of adopting this Statement.

* * * * * * *

The foregoing discussion in MD&A includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 and that are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local general political, economic and market conditions; incremental costs, slowed automobile production or other effects that may occur as a result of the September terrorist attacks or reactions thereto by the Company or its suppliers and customers; demographic changes; the size and growth of the automobile market or the plastic automobile component market; the ability of the Company to sustain, manage or forecast its growth; the size, timing and mix of purchases of the Company's products; the Company's ability to realize savings from its focus on reducing and controlling costs; the Company's ability to realize the benefits of general tax reduction plans; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; unfavorable currency exchange rates relative to the U.S. dollar; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; and control and the level of affiliated transactions.

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

A portion of the Company's assets are based in its foreign operations and are translated into U. S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of member's equity. Accordingly, the Company's consolidated member's equity will fluctuate depending upon the weakening or strengthening of the U. S. dollar against the respective foreign currency. A hypothetical 10% change in foreign currency exchange rates would result in an approximate $24.6 million change in earnings. The model assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate or understate the impact of changing exchange rates on assets, liabilities and earnings denominated in a foreign currency.

INTEREST RATE RISK. The Company has exposure to interest rate risk on a portion of its debt obligations. A one percent change in interest rates on floating rate debt would result in approximately $2.9 million change in earnings for the nine months ended September 30, 2001.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Exhibits.  None

             (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.


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

    Date:  November 14, 2001               /s/ Michael D. Alexander
                                           --------------------------
                                           Michael D. Alexander
                                           Chief Financial Officer


                                           Signing on behalf of each registrant
                                           and as principal financial officer of
                                           each registrant.